Form 10QSB
period 1993-03-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/xx/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                March 31, 1993
                               -------------------------------------------------

                                       or

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:                       33-25647-D
                        --------------------------------------------------------

                        Advanced Biological Systems, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                87-0462198
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2936 Sierra Point Place, Salt Lake City, Utah                           84198
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (801) 521-8000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  / / Yes /x/ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of July 8, 1996 is 27,781,234 shares, all of one class of $.001 par value common stock.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.     Financial Statements                                         F1-F12

Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations and Plan of Operations                            3-5

                                     PART II

Item 1.     Legal Proceedings                                              6

Item 2.     Changes in Securities                                          6

Item 3.     Defaults Upon Senior Securities                                6

Item 4.     Submission of Matters to a
             Vote of Security Holders                                      6

Item 5.     Other Information                                              6

Item 6.     Exhibits and Reports on Form 8-K                               6

Signatures                                                                 7

                    [LETTERHEAD OF JONES, JENSEN & COMPANY]

The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

         The accompanying balance sheet of Advanced Biological Systems, Inc. (A Development Stage Company) as of March 31, 1993 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 1993 and 1992 and from inception on October 3, 1988 through March 31, 1993 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1992 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.

/s/Jones, Jensen & Company
- --------------------------
Jones, Jensen & Company
April 8, 1996

                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    March 31,        December 31,
                                                                                      1993              1992
                                                                                   -----------       -----------
                                                                                   (Unaudited)
CURRENT ASSETS

  Cash                                                                             $    10,497       $      --
                                                                                   -----------       -----------

      Total Current Assets                                                              10,497              --
                                                                                   -----------       -----------

FIXED ASSETS - Net (Note 1)                                                               --               9,411
                                                                                   -----------       -----------

TOTAL ASSETS                                                                       $    10,497       $     9,411
                                                                                   ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Cash overdraft                                                                   $      --         $        64
  Accounts payable - trade                                                             196,216           196,216
                                                                                   -----------       -----------

       Total Current Liabilities                                                       196,216           196,280
                                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                             --                --
                                                                                   -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $0.001 par value, 50,000,000 shares authorized, 8,560,359 and
   8,423,693 shares issued and outstanding,
   respectively                                                                          8,560             8,423
  Capital in excess of par value                                                     7,769,182         7,749,069
  Deficit accumulated during
   the development stage                                                            (7,963,461)       (7,944,361)
                                                                                   -----------       -----------

       Total Stockholders' Equity (Deficit)                                           (185,719)         (186,869)
                                                                                   -----------       -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                                    $    10,497       $     9,411
                                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             From Inception
                                                  For the Three               on October 3,
                                              Months Ended March 31,          1988 Through
                                          -----------------------------         March 31,
                                             1993              1992              1993
                                          -----------       -----------      --------------
REVENUE                                   $      --         $      --         $      --
                                          -----------       -----------       -----------

OPERATING EXPENSES                               --                --                --
                                          -----------       -----------       -----------

OPERATING LOSS                                   --                --                --
                                          -----------       -----------       -----------

OTHER INCOME AND (EXPENSES)
     Loss on discontinued operations          (19,100)         (785,121)       (7,963,461)
                                          -----------       -----------       -----------

NET LOSS                                  $   (19,100)      $  (785,121)      $(7,963,461)
                                          ===========       ===========       ===========

Loss Per Share                            $     (0.00)      $     (0.14)      $     (1.47)
                                          ===========       ===========       ===========

Weighted Average Number
 of Shares Outstanding                      8,551,248         5,690,588         5,418,581
                                          ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                              Common Stock                Capital in       During the
                                       ----------------------------       Excess of        Development
                                          Shares           Amount         Par Value           Stage
                                       -----------      -----------      -----------       -----------
Balance, October 3, 1988                      --        $      --        $      --         $      --

Shares issued to incorporators
 for $0.0012 per share                   3,306,668            3,307              693              --

Net loss for the year ended
 December 31, 1988                            --               --               --                (164)
                                       -----------      -----------      -----------       -----------

Balance, December 31, 1988               3,306,668            3,307              693              (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                         1,733,332            1,733           63,267              --

Costs of public offering                      --               --            (29,265)             --

Net loss for the year ended
 December 31, 1989                            --               --               --             (28,341)
                                       -----------      -----------      -----------       -----------

Balance, December 31, 1989               5,040,000            5,040           34,695           (28,505)

Shares of restricted common
 stock issued for $6.00 per share          416,667              417        2,499,583              --

Net loss for the year ended
 December 31, 1990                            --               --               --            (129,598)
                                       -----------      -----------      -----------       -----------

Balance, December 31, 1990               5,456,667      $     5,457      $ 2,534,278       $  (158,103)
                                       -----------      -----------      -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                   Common Stock                Capital in       During the
                                            ----------------------------       Excess of        Development
                                               Shares           Amount         Par Value           Stage
                                            -----------      -----------      -----------       -----------
Balance, December 31, 1990                    5,456,667      $     5,457      $ 2,534,278       $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share               113,917              114          523,636              --

Shares issued in private
 placement at $3.00 per share                   668,333              668        2,004,332              --

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                             400,000              400        1,199,600              --

Costs of private placement                         --               --           (218,523)             --

Contribution of assets by an
 officer and director                              --               --              1,350              --

Net loss for the year ended
 December 31, 1991                                 --               --               --          (2,245,287)
                                            -----------      -----------      -----------       -----------

Balance, December 31, 1991                    6,638,917            6,639        6,044,673        (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                                 66,667               67          249,933              --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share                  150,000              150          150,200              --

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share                38,333               38          172,012              --
                                            -----------      -----------      -----------       -----------

Balance forward                               6,893,917      $     6,894      $ 6,616,818       $(2,403,390)
                                            -----------      -----------      -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                Common Stock               Capital in       During the
                                         ---------------------------       Excess of        Development
                                            Shares          Amount         Par Value           Stage
                                         -----------     -----------      -----------       -----------
Balance forward                          6,893,917       $     6,894      $ 6,616,818       $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                           83,333                83              167              --

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                            (12)             --               --                --

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share                100,000               100           99,900              --

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share                350,000               350          104,650              --

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share               25,000                25           49,975              --

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share          134,360               134           50,551              --

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share                837,095               837          836,258              --

Costs of private placements                   --                --             (9,250)             --

Net loss for the year ended
 December 31, 1992                            --                --               --          (5,540,971)
                                       -----------       -----------      -----------       -----------

Balance, December 31, 1992               8,423,693       $     8,423      $ 7,749,069       $(7,944,361)
                                       -----------       -----------      -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                              Common Stock              Capital in      During the
                                       --------------------------       Excess of       Development
                                          Shares          Amount         Par Value          Stage
                                       -----------    -----------      -----------      -----------
Balance, December 31, 1992             8,423,693      $     8,423      $ 7,749,069      $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share            53,333               53           19,947             --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share           83,333               84              166             --

Net loss for the three months
 ended March 31, 1993                       --               --               --            (19,100)
                                     -----------      -----------      -----------      -----------

Balance, March 31, 1993                8,560,359      $     8,560      $ 7,769,182      $(7,963,461)
                                     ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  From Inception
                                                       For the Three               on October 3,
                                                   Months Ended March 31,          1988 Through
                                               -----------------------------        March 31,
                                                  1993              1992              1993
                                               -----------       -----------      --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss from discontinued operations          $   (19,100)      $  (785,121)      $(7,963,461)
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization                       --               2,012             3,043
  Stock issued in settlement of debt                  --                --           1,192,445
  Loss on disposition of assets                      9,411              --           3,206,791
  (Increase) decrease in inventory                    --             (71,207)             --
  (Increase) decrease in prepaid expenses             --             (65,500)             --
  Increase (decrease) in cash overdraft                (64)             --                --
  Increase (decrease) in accounts payable             --             (80,055)          196,216
                                               -----------       -----------       -----------

     Net Cash (Used) by
      Operating Activities                          (9,753)         (999,871)
                                               -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                            --             (25,638)          (10,784)
  Purchase of product marketing rights                --                --              (1,250)
  Purchase of promotional video                       --                --             (50,000)
                                               -----------       -----------       -----------

     Net Cash Provided (Used) by
      Investing Activities                            --             (25,638)          (62,034)
                                               -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                                 --                --             252,742
  Repayment of loans                                  --            (453,971)             --
  Proceeds from sale of common stock                20,250              --           3,184,755
                                               -----------       -----------       -----------

     Net Cash Provided (Used) by
      Financing Activities                     $    20,250       $  (453,971)      $ 3,437,497
                                               -----------       -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                           From Inception
                                                 For the Three              on October 3,
                                             Months Ended March 31,         1988 Through
                                         ----------------------------        March 31,
                                            1994             1993              1994
                                         -----------      -----------      --------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               $    10,497      $(1,479,480)      $    10,497

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            --          1,608,313              --
                                         -----------      -----------       -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $    10,497      $   128,833       $    10,497
                                         ===========      ===========       ===========

SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                          $      --        $      --         $      --
  Income taxes paid                      $      --        $      --         $      --

NON-CASH FINANCING ACTIVITIES

 Stock issued for note                   $      --        $      --         $ 2,498,750
 Stock issued in settlement of debt      $      --        $   267,366       $ 1,192,445
 Purchase of Bioreactor through
  assignment of note                     $      --        $      --         $ 2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                        $      --        $      --         $ 2,200,000

   The accompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1993 and December 31, 1992
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Organization

         The financial statements presented are those of Advanced Biological Systems, Inc. (A Development Stage Company) (the Company). The Company was incorporated in the State of Delaware on October 3, 1988. The Company was organized to develop and operate centers for the treatment of diseases of the immune system. The Company discontinued operations in 1992 and is now seeking new business opportunities.

         b.       Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         c.       Loss Per Share

         The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period.

         d.       Deferred Offering Costs

         In connection with the public offering of the Company's common stock, all costs were accumulated as deferred charges. The deferred charges were offset against capital in excess of par value upon successful completion of the offering.

         e.       Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         f.       Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totalling approximately $7,940,000 at December 31, 1992, expire in 2007. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1993 and December 31, 1992
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.       Fixed assets

         Fixed assets are being depreciated utilizing a straight-line method over sixty months assuming no residual value. Depreciation expense for the years ended December 31, 1992, 1991 and 1990 was $1,733, $990 and $0 respectively.

         All fixed assets were disposed of during the three months ended March 31, 1993.

         h.       Stock Split

         On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29, 1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for-3 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.

NOTE 2 - STOCK ISSUANCES

         During the three months ended March 31, 1993, the Company issued 136,666 shares of its common stock in two private placements at an average price of $0.15 per share. Total proceeds were $20,250.

NOTE 3 - LEASE AGREEMENT

         Effective August 1, 1991, the Company entered into a three year lease agreement with an unrelated third party for approximately 2,300 square feet of office space in Salt Lake City, Utah for a rental of $1,905 per month. The lease payments include all common area maintenance fees and utilities except telephone service.

NOTE 4 - DISCONTINUED OPERATIONS

         In 1992, the Company discontinued all operations due to a lack of working capital. The Company is currently inactive and is seeking other business opportunities.

                                       F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1993 and December 31, 1992
                                   (Unaudited)

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. However, the Company has experienced operating losses and no longer has a source of revenues. The Company is seeking new business opportunities through merger or purchase of existing, operating companies. Until that time, the Company's operating expenses may be financed by advances from a major shareholder. Due to the limited assets of the Company, no assurance can be given that the Company will continue as a going concern.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. As of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,999 at December 31, 1992. The Company's management believes that the risk that the Company will be required to pay any of the disputed amounts is remote.

                                       F12

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

         The Company is subject to the reporting requirements under the Securities Exchange Act of 1934. Notwithstanding such requirements, the last report filed by the Company (exclusive of a Form 8-K with date of report of December 18, 1994, filed December 28, 1994) was a Form 10-Q for its quarter year ended September 30, 1992. The Company, during the first six months of 1996 embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard has prepared and filed (or is in the process of filing) the following reports as indicated:

Form 10-KSB for calendar year ended December 31, 1992
Forms 10-QSB for quarters ended March 31, 1993, June 30, 1993 and September 30, 1993
Form 10-KSB for calendar year ended December 31, 1993
Forms 10-QSB for quarters ended March 31, 1994, June 30, 1994 and September 30, 1994
Form 10-KSB for calendar year ended December 31, 1994
Forms 10-QSB for quarters ended March 31, 1995, June 30, 1995 and September 30, 1995
Form 10-KSB for calendar year ended December 31, 1995 and Form 10-QSB for quarter ended March 31, 1996

         Each of the above referenced reports were basically prepared at or around the same time and forwarded for filing purposes on or about the same date.

         Each of the above referenced reports clearly indicate that the Company has not had any revenues from operations since its inception in 1988. Such reports further indicate that in 1992 the Company discontinued all operations due to lack of working capital and that the Company has been inactive and remained inactive through March 31, 1996.

         Such reports further indicate that from time to time, and as management felt the need arose, the Company utilized sale of its securities for purposes of obtaining operating capital and/or in order to settle certain outstanding indebtedness. For a complete summarization of all shares of Company common stock issued from inception through December 31, 1995, reference is herewith made to the audited statement of stockholders' equity as same appears in the Company's Form 10-KSB for calendar year ended December 31, 1995.

         Such statement of stockholders' equity (taken in conjunction with those prior audited statements of stockholders' equity for calendar years ended December 31, 1992, 1993 and 1994) indicates, in part, as follows:

Calendar year ended December 31,

A) 1992 - the Company issued 1,437,095 shares of its common stock in settlement of debt in the amount of $1,192,445. During such time period the Company also issued 347,693 shares of its common stock in private placements for net proceeds of $513,735.

B) 1993 - the Company issued 220,875 shares of its common stock in settlement of debt in the amount of $220,875. During such time period the Company also issued 666,666 shares of its common stock in private placements for net proceeds of $103,250.

C)       1994 - no new shares of common stock were issued.

D) 1995 - the Company issued 14,000,000 shares of its common stock in settlement of debt in the amount of $140,398. During such time period the Company also issued 3,400,000 shares of its common stock in private placements for net proceeds of $100,000.

No shares of common stock were issued during the first quarter of 1996.

         As can be seen from the above, from January 1, 1992 through March 31, 1996 an aggregate of 15,657,970 shares of Company common stock were issued for purposes of retiring debt in the amount of $1,553,718. Accordingly, as a direct result of the above (and taking into consideration debt retirement in exchange for securities) Company liabilities (which consists of accounts payable - trade) were reduced to $55,327 as of March 31, 1996.

         Subsequent to March 31, 1996 and during the first two weeks of April, 1996, the Company issued an additional 1,000,000 shares of its common stock for cash consideration in the amount of $35,000. The Company further authorized issuance of an additional 70,000 shares of its common stock in settlement, on May 8, 1996, of a claim by a former officer for use of his name on stock certificates subsequent to his resignation. Accordingly, as of July 8, 1996 the total number of shares of common stock issued and outstanding amounted to 27,781,234.

         Once each of the above referenced Forms 10-QSB and 10-KSB have been filed the Company will be current with respect to its reporting requirements and will be in a position so as to pursue its current business objectives, i.e., to seek potential business opportunities which in the opinion of management may provide a profit to the Company. Such involvement may be either in the form of an acquisition of existing business(s) and/or the acquisition of assets in order to establish subsidiary business(es) for the Company. These plans remain in their formative stages and are, accordingly, subject to change if and when alternative business opportunities arise. At the present time management considers the Company's principal asset to be the fact that the Company is a "public" company trading on the electronic over-the-counter bulletin board, thereby creating a "value" for the Company which might not otherwise exist if it were not a public company. An example of such "value" relates directly to the Company's ability to, as aforesaid, retire a substantial amount of outstanding indebtedness in exchange for issuance of its securities, thereby creating a relatively broad base of interested stockholders, many of whom were former creditors of the Company.

                                     PART II

Item 1. Legal Proceedings -                                    None

Item 2. Changes in Securities -                                None

Item 3. Defaults Upon Senior Securities -                      None

Item 4. Submission of Matters to a
          Vote of Security Holders -                           None

Item 5. Other Information -                                    None

Item 6. (a) Exhibits -                                         None

        (b) Reports on Form 8-K                                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ADVANCED BIOLOGICAL SYSTEMS, INC.

                                                  By /s/Emanuel A. Floor
                                                     ---------------------------
                                                     Emanuel A. Floor, President

Dated: June 30, 1996