Form 10QSB
period 1993-06-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/xx/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1993
                               -------------------------------------------------

                                       or

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                               TABLE OF CONTENTS



                                                                    Page No.
                                                                    --------

                                     PART I

Item 1.    Financial Statements                                      F1-F13

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

                      [JONES, JENSEN & COMPANY LETTERHEAD]


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of June 30, 1993 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and six months ended June 30, 1993 and 1992 and from inception on October 3, 1988 through June 30, 1993 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1992 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.



/s/ Jones, Jensen & Company
- ---------------------------

Jones, Jensen & Company
April 8, 1996

                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                        June 30,         December 31,
                                                                         1993                1992
                                                                      -----------        -----------
                                                                      (Unaudited)

CURRENT ASSETS

  Cash                                                                $    21,096        $      --
                                                                      -----------        -----------

      Total Current Assets                                                 21,096               --
                                                                      -----------        -----------

FIXED ASSETS - Net (Note 1)                                                  --                9,411
                                                                      -----------        -----------

TOTAL ASSETS                                                          $    21,096        $     9,411
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Cash overdraft                                                      $      --          $        64
  Accounts payable - trade                                                196,216            196,216
                                                                      -----------        -----------

       Total Current Liabilities                                          196,216            196,280
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                                       --                 --
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                                          --                 --
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   8,810,359 and 8,423,693 shares
   issued and outstanding,
   respectively                                                             8,810              8,423
 Capital in excess of par value                                         7,818,932          7,749,069
 Deficit accumulated during
   the development stage                                               (8,002,862)        (7,944,361)
                                                                      -----------        -----------

       Total Stockholders' Equity (Deficit)                              (175,120)          (186,869)
                                                                      -----------        -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                       $    21,096        $     9,411
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


                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   From Inception
                              For the Three Months                  For the Six Months              on October 3,
                                 Ended June 30,                        Ended June 30,               1988 Through
                        ------------------------------        ------------------------------          June 30,
                            1993               1992               1993               1992               1993
                        -----------        -----------        -----------        -----------        -----------


REVENUE                 $      --          $      --          $      --          $      --          $      --
                        -----------        -----------        -----------        -----------        -----------

OPERATING
 EXPENSES                      --                 --                 --                 --                 --
                        -----------        -----------        -----------        -----------        -----------

OPERATING
 LOSS                          --                 --                 --                 --                 --
                        -----------        -----------        -----------        -----------        -----------

OTHER INCOME
 AND (EXPENSES)

  Loss on
   discontinued
   operations               (39,401)          (820,562)           (58,501)        (1,605,683)        (8,002,862)
                        -----------        -----------        -----------        -----------        -----------

NET LOSS                $   (39,401)       $  (820,562)       $   (58,501)       $(1,605,683)       $(8,002,862)
                        ===========        ===========        ===========        ===========        ===========

Loss Per Share          $     (0.00)       $     (0.12)       $     (0.01)       $     (0.25)       $     (1.48)
                        ===========        ===========        ===========        ===========        ===========

Weighted Average
 Number of Shares
 Outstanding              8,810,359          6,581,444          8,617,026          6,373,648          5,418,581
                        ===========        ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.


                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
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


                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
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

                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
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

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
                                           Shares           Amount           Par Value            Stage
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1992                8,423,693       $     8,423       $ 7,749,069       $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share               53,333                53            19,947              --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share              83,333                84               166              --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                50,000                50             9,950              --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share               200,000               200            39,800              --

Net loss for the six months
 ended June 30, 1993                           --                --                --             (58,501)
                                        -----------       -----------       -----------       -----------

Balance, June 30, 1993                    8,810,359       $     8,810       $ 7,818,932       $(8,002,862)
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

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 From Inception
                                             For the Three Months                  For the Six Months             on October 3,
                                                Ended June 30,                       Ended June 30,               1988 Through
                                      ------------------------------        ------------------------------          June 30,
                                          1993              1992                1993               1992               1993
                                      -----------        -----------        -----------        -----------        -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations             $   (39,401)       $  (820,562)       $   (58,501)       $(1,605,683)       $(8,002,862)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities
  Depreciation and amortization              --               38,596               --               40,608              3,043
  Stock issued in settlement of
   debt                                      --                 --                 --                 --            1,192,445
  Loss on disposition of assets              --                 --                9,411               --            3,206,791
  (Increase) in non-trade
   accounts receivable                       --               (3,662)              --               (3,662)              --
  (Increase) decrease in
   inventory                                 --              (57,643)              --             (128,850)              --
  Increase (decrease) in cash
   overdraft                                 --                 --                  (64)              --                 --
  Increase (decrease) in
   accounts payable                          --              306,535               --              221,480            196,216
  (Increase) decrease in
   prepaid expenses                          --                2,593               --              (62,907)              --
                                      -----------        -----------        -----------        -----------        -----------

        Net Cash (Used) by
         Operating Activities         $   (39,401)       $  (534,143)       $   (49,154)       $(1,539,014)       $(3,404,367)
                                      -----------        -----------        -----------        -----------        -----------




   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                                 From Inception
                                             For the Three Months                  For the Six Months             on October 3,
                                                Ended June 30,                       Ended June 30,               1988 Through
                                      ------------------------------        ------------------------------          June 30,
                                          1993              1992                1993               1992               1993
                                      -----------        -----------        -----------        -----------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Principal payments
   received on note receivable         $      --         $      --          $      --         $      --          $      --
  Purchase of fixed assets                    --              (3,386)              --             (29,024)           (10,784)
  Purchase of product
   marketing rights                           --                --                 --                --               (1,250)
  Purchase of promotional video               --                --                 --                --              (50,000)
                                       ----------        -----------        -----------       -----------        -----------

        Net Cash Provided (Used)
         by Investing Activities              --              (3,386)              --             (29,024)           (62,034)
                                        ---------        -----------        -----------       -----------        -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                         --                 786               --                 786            252,742
  Decrease in stock
   subscriptions receivable                   --             350,000               --             350,000               --
  Repayment of loans                          --                --                 --            (453,971)              --
  Proceeds from sale of
   common stock                             50,000            72,050             70,250            72,050          3,234,755
                                        ----------       -----------        -----------       -----------        -----------

        Net Cash Provided (Used)
         by Financing Activities            50,000           422,836             70,250           (31,135)         3,487,497
                                        ----------       -----------        -----------       -----------        -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                10,599          (114,693)            21,096        (1,599,173)            21,096

CASH AND CASH
 EQUIVALENTS, BEGINNING OF
 PERIOD                                     10,497           128,833               --           1,613,313               --
                                        ----------       -----------        -----------       -----------        -----------

CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD                                $    21,096       $    14,140        $    21,096       $    14,140        $    21,096
                                       ===========       ===========        ===========       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                       F9

                       ADVANCED BIOLOGICAL SYSTEMS, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                             For the Three Months                  For the Six Months             on October 3,
                                                Ended June 30,                       Ended June 30,               1988 Through
                                      ------------------------------        ------------------------------          June 30,
                                          1993              1992                1993               1992               1993
                                      -----------        -----------        -----------        -----------        -----------

Supplemental Cash Flow
 Disclosures

  Interest paid                          $    --           $    --           $     --           $     --           $     --
  Income taxes paid                      $    --           $    --           $     --           $     --           $     --

Non-Cash Financing Activities

 Stock issued for note                   $    --           $    --           $     --           $     --           $2,498,750
 Stock issued in settlement of
  debt                                   $    --           $    --           $     --           $  267,366         $1,192,445
 Purchase of Bioreactor through
  assignment of note                     $    --           $    --           $     --           $     --           $2,150,000
 Acquisition of product marketing
  rights through issuance of notes
  and stock                              $    --           $    --           $     --           $     --           $2,200,000



   The accompanying notes are an integral part of these financial statements.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       June 30, 1993 and December 31, 1992
                                   (Unaudited)

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



                                       F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1993 and December 31, 1992
                                   (Unaudited)

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

NOTE 2 - STOCK ISSUANCES

         During the three months ended June 30, 1993, the Company issued 250,000 shares of its common stock in two private placements at an average price of $0.20 per share. Total proceeds were $50,000.

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


                                       F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1993 and December 31, 1992
                                   (Unaudited)

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



                                       F13

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



                                       ADVANCED BIOLOGICAL SYSTEMS, INC.



                                       By  /s/  Emanuel A. Floor
                                         --------------------------------------
                                         Emanuel A. Floor, President

Dated:  June 30, 1996