Form 10QSB
period 1993-09-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/xx/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1993
                               -------------------------------------------------

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of September 30, 1993 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended September 30, 1993 and 1992 and from inception on October 3, 1988 through September 30, 1993 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1992 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.



/s/ Jones, Jensen & Company
- ---------------------------

Jones, Jensen & Company
April 8, 1996

                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     September 30,       December 31,
                                                                         1993               1992
                                                                      -----------        -----------
                                                                      (Unaudited)

CURRENT ASSETS

  Cash                                                                $    22,740        $      --
                                                                      -----------        -----------

      Total Current Assets                                                 22,740               --
                                                                      -----------        -----------

FIXED ASSETS - Net (Note 1)                                                  --                9,411
                                                                      -----------        -----------

TOTAL ASSETS                                                          $    22,740        $     9,411
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Cash overdraft                                                      $      --          $        64
  Accounts payable - trade                                                196,216            196,216
                                                                      -----------        -----------

       Total Current Liabilities                                          196,216            196,280
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                                       --                 --
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                                          --                 --
  Common stock, $0.001 par value,
   30,000,000 shares authorized,
   9,090,359 and 8,423,693 shares
   issued and outstanding,
   respectively                                                             9,090              8,423
  Capital in excess of par value                                        7,851,652          7,749,069
  Deficit accumulated during
   the development stage                                               (8,034,218)        (7,944,361)
                                                                      -----------        -----------

       Total Stockholders' Equity (Deficit)                              (173,476)          (186,869)
                                                                      -----------        -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                       $    22,740        $     9,411
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

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        From Inception
                                For the Three Months Ended            For the Nine Months Ended          on October 3,
                                       September 30,                         September 30,               1988 Through
                              ------------------------------        ------------------------------       September 30,
                                  1993               1992               1993              1992               1993
                              -----------        -----------        -----------        -----------        -----------

REVENUE                       $      --          $      --          $      --          $      --          $      --
                              -----------        -----------        -----------        -----------        -----------

OPERATING EXPENSES                   --                 --                 --                 --                 --
                              -----------        -----------        -----------        -----------        -----------

OPERATING LOSS                       --                 --                 --                 --                 --
                              -----------        -----------        -----------        -----------        -----------

OTHER INCOME AND
 (EXPENSES)

   Loss on discontinued
    operations                    (31,356)          (619,469)           (89,857)        (2,225,152)        (8,034,218)
                              -----------        -----------        -----------        -----------        -----------

NET LOSS                      $   (31,356)       $  (619,469)       $   (89,857)       $(2,225,152)       $(8,034,218)
                              ===========        ===========        ===========        ===========        ===========

Loss Per Share                $     (0.00)       $     (0.08)       $     (0.01)       $     (0.30)       $     (1.48)
                              ===========        ===========        ===========        ===========        ===========

Weighted Average Number
 of Shares Outstanding          8,950,359          7,460,028          8,757,026          7,252,232          5,418,581
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

                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
                                          Shares            Amount           Par Value            Stage
                                        -----------       -----------       -----------        -----------

Balance, October 3, 1988                       --         $      --         $      --          $      --

Shares issued to incorporators
 for $0.0012 per share                    3,306,668             3,307               693               --

Net loss for the year ended
 December 31, 1988                             --                --                --                 (164)
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1988                3,306,668             3,307               693               (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                          1,733,332             1,733            63,267               --

Costs of public offering                       --                --             (29,265)              --

Net loss for the year ended
 December 31, 1989                             --                --                --              (28,341)
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1989                5,040,000             5,040            34,695            (28,505)

Shares of restricted common
 stock issued for $6.00 per share           416,667               417         2,499,583               --

Net loss for the year ended
 December 31, 1990                             --                --                --             (129,598)
                                        -----------       -----------       -----------        -----------
Balance, December 31, 1990                5,456,667       $     5,457       $ 2,534,278        $  (158,103)
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


                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                                                 Deficit
                                                                                               Accumulated
                                                Common Stock                 Capital in        During the
                                        -----------------------------        Excess of         Development
                                          Shares            Amount           Par Value            Stage
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1992                8,423,693       $     8,423       $ 7,749,069       $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share               53,333                53            19,947              --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share              83,333                84               166              --

Shares issued on May 26, 1993
 in private placement at $0.20
 per share                                   50,000                50             9,950              --

Shares issued on May 26, 1993
 in private placement at $0.20
 per share                                  200,000               200            39,800              --

Shares issued on July 9, 1993
 in private placement at $0.15
 per share                                  100,000               100            14,900              --

Shares issued on August 18,
 1993 in private placement at
 $0.10 per share                            180,000               180            17,820              --

Net loss for the nine months
 ended September 30, 1993                      --                --                --             (89,857)
                                        -----------       -----------       -----------       -----------

Balance, September 30, 1993               9,090,359       $     9,090       $ 7,851,652       $(8,034,218)
                                        -----------       -----------       -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   From Inception
                                           For the Three Months Ended            For the Nine Months Ended          on October 3,
                                                 September 30,                          September 30,               1988 Through
                                         ------------------------------        ------------------------------       September 30,
                                            1993               1992               1993                1992              1993
                                         -----------        -----------        -----------        -----------        -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations                $   (31,356)       $  (619,469)       $   (89,857)       $(2,225,152)       $(8,034,218)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities
  Depreciation and amortization                 --               38,765               --               79,373              3,043
  Stock issued in settlement of
   debt                                         --                 --                 --                 --            1,192,445
  Loss on disposition of assets                 --                 --                9,411               --            3,206,791
  (Increase) decrease in
   non-trade accounts receivable                --                 --                 --               (3,662)              --
  (Increase) decrease in inventory              --               22,993               --             (105,857)              --
  Increase (decrease) in cash
   overdraft                                    --                 --                  (64)              --                 --
  Increase (decrease)
    in accounts payable
    and accrued expenses                        --              495,700               --              717,180            196,216
  (Increase) decrease in
    prepaid expenses                            --                 --                 --              (62,907)
                                         -----------        -----------        -----------        -----------        -----------

        Net Cash (Used) by
         Operating Activities                (31,356)           (62,011)           (80,510)        (1,601,025)        (3,435,723)
                                         -----------        -----------        -----------        -----------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                      --                 --                 --              (29,024)           (10,784)
  Purchase of product marketing
   rights                                       --                 --                 --                 --               (1,250)
  Purchase of promotional video                 --                 --                 --                 --              (50,000)
                                         -----------        -----------        -----------        -----------        -----------

         Net Cash Provided (Used)
           by Investing Activities       $      --          $      --          $      --          $   (29,024)       $   (62,034)
                                         -----------        -----------        -----------        -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   From Inception
                                           For the Three Months Ended            For the Nine Months Ended          on October 3,
                                                 September 30,                          September 30,               1988 Through
                                         ------------------------------        ------------------------------       September 30,
                                            1993               1992               1993                1992              1993
                                         -----------        -----------        -----------        -----------        -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                    $      --          $    10,231        $      --          $    11,017        $   252,742
  (Decrease) in notes payable                   --                 --                 --             (453,971)              --
  Proceeds from sale of common
   stock                                      33,000             50,250            103,250            472,300          3,267,755
                                         -----------        -----------        -----------        -----------        -----------

        Net Cash Provided by
         Financing Activities                 33,000             60,481            103,250             29,346          3,520,497
                                         -----------        -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN
 CASH  AND CASH
 EQUIVALENTS                                   1,644             (1,530)            22,740         (1,600,703)            22,740

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                          21,096             14,140               --            1,613,313               --
                                         -----------        -----------        -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $    22,740        $    12,610        $    22,740        $    12,610        $    22,740
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

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   From Inception
                                           For the Three Months Ended            For the Nine Months Ended          on October 3,
                                                 September 30,                          September 30,               1988 Through
                                         ------------------------------        ------------------------------       September 30,
                                            1993               1992               1993                1992              1993
                                         -----------        -----------        -----------        -----------        -----------

Supplemental Cash Flow
 Disclosures

  Interest paid                           $    --             $    --            $     --          $     --           $     --
  Income taxes paid                       $    --             $    --            $     --          $     --           $     --

Non-Cash Financing Activities

 Stock issued for note                    $    --             $    --            $     --          $     --           $2,498,750
 Stock issued in settlement of
  note                                    $    --             $    --            $     --          $  267,366         $1,192,445
 Purchase of Bioreactor through
  assignment of note                      $    --             $    --            $     --          $     --           $2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                         $    --             $    --            $     --          $     --           $2,200,000




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