Form 10KSB
period 1993-12-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


/ / Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the calendar year ended              December 31, 1993
                                   ---------------------------------------------

/ / Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

       For the transition period from                     to
                                      -------------------    -------------------

       Commission File Number:                33-25647-D
                               -------------------------------------------------

                        Advanced Biological Systems, Inc.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                                 87-0462198
- -------------------------------                       --------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

2936 Sierra Point Place, Salt Lake City, Utah                       84109
- --------------------------------------------------------------------------------
       (Address of Principal Executive Office)                   (Zip Code)

                                  801-521-8000
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                             ---------------------

                None
- -------------------------------                       ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                      Yes      No  xx
                                                         ---       ---

        The last report filed by the Company (exclusive of a Form 8-K with date of report of December 18, 1994, filed December 21, 1994) was a Form 10-Q for its quarter ended September 30, 1992. Since such date and primarily during the first six months of 1996, the Company has embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard is in the process of preparing all Forms 10-QSB and 10-KSB commencing with calendar year ended December 31, 1992 through and including quarter ended March 31, 1996; it being expected that each of these reports will be filed on or before July 15, 1996 and (absent an occurrence which would otherwise require the filing of a Form 8-K) the Company would then be "current" with respect to its reporting requirements. See also Item 6 - Management's Plan of Operation.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent calendar year - $-0-

         The aggregate market value for the 8,960,374 shares of voting stock (all of one class of $.001 par value Common Stock) held by non-affiliates * of Registrant as of July 8, 1996 is $700,029.21 based upon an average of the bid ($.0625) and asked ($.09375) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of July 8, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                      Yes      No
                                                         ---       ---

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 27,781,234 shares as of July 8, 1996.

         Transitional Small Business Disclosure Format: Yes  x    No
                                                            ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
                                      None

                                TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I

Item 1.    Description of Business                                        5

Item 2.    Description of Property                                        5

Item 3.    Legal Proceedings                                              5

Item 4.    Submission of Matters to a Vote of
            Security Holders                                              5

PART II

Item 5.    Market For Common Equity and Related
            Stockholder Matters                                           6

Item 6.    Management's Plan of Operation                                 7

Item 7.    Financial Statements                                           9
                                                                       F1 - F13

Item 8.    Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                                         10

PART III

Item 9.    Directors, Executive Officers, Promoters
            and Control Persons; Compliance With
            Section 16(a) of the Exchange Act                            10

Item 10.   Executive Compensation                                        11

Item 11.   Security Ownership of Certain Beneficial
            Owners and Management                                        11

Item 12.   Certain Relationships and Related
            Transactions                                                 13

Item 13.   Exhibits, List and Reports on Form 8-K                        13

ITEM 1.    DESCRIPTION OF BUSINESS

         Advanced Biological Systems, Inc. (hereinafter "AVBS" or the "Company") is a development stage company incorporated in the State of Delaware in October, 1988 for the purpose of engaging in certain biotech enterprises (having acquired marketing rights to certain plant-source products, i.e. "phytopharmaceuticals"). For further specific and/or summarized information with respect to the Company's business activities through December 31, 1991, reference is herewith made to its Form 10-K for such calendar year and in particular (but not limited to) Item 1 thereto.

         The Company has not had any revenues from operations from inception through March 31, 1996 and in 1992 discontinued operations due to lack of working capital. Thereafter, the Company has been basically inactive through March 31, 1996.

         Reference is herewith made to Item 6 hereof regarding Management's Plan of Operations with respect to proposed future Company activities.

EMPLOYEES

         At the present time the Company has no employees other than its President.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company currently maintains its executive offices, rent free, at the home of its President (Emanuel A. Floor) at 2936 Sierra Point Place, Salt Lake City, Utah 84109 and its telephone number is 801-521-8000. The Company currently intends to continue to maintain such offices until such time as business activities warrant the expenditure of monies for separate executive offices.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not held an annual meeting of stockholders throughout calendar years 1992, 1993 , 1994 and 1995. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1995 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent calendar years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Calendar Year Ended December 30, 1992                      Quarterly Common Stock Price
            By Quarter                                               Ranges (1)
- -------------------------------------                      -----------------------
Quarter                       Date                          High                Low
- -------                       ----                          ----                ---
 1st                       March 31, 1992                   $12.00             $4.50
 2nd                       June 30, 1992                    $ 5.25             $ .75
 3rd                       September 30, 1992 (2)           $ 2.0833           $ .0833
 4th                       December 31, 1992                $  .4687           $ .125

Calendar Year Ended December 30, 1993                      Quarterly Common Stock Price
            By Quarter                                               Ranges (1)
- -------------------------------------                      -----------------------
Quarter                       Date                          High                Low
- -------                       ----                          ----                ---
 1st                       March 31, 1993                   $ .3125            $ .25
 2nd                       June 30, 1993                    $ .375             $ .125
 3rd                       September 30, 1993               $ .25              $ .0625
 4th                       December 31, 1993                $ .149             $ .0625

(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol AVBS). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(2) During the calendar quarter ended September 30, 1992, and more particularly on or about August 25, 1992, the Company effectuated a reverse stock split of its Common Stock outstanding on a 1 for 3 basis.

         (b)  Holders.   As of July 8, 1996 the approximate number of
stockholders of the Company's Common Stock (as indicated on its transfer agent's July 8, 1996 certified list of stockholders) amounted to 182 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c)  Dividends.   The payment by the Company of dividends, if any, in
the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION

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

ITEM 7.    FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-13 inclusive of this Form 10-KSB, which pages follow this page.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                           DECEMBER 31, 1993 AND 1992

                                    CONTENTS

                                                                     Page
                                                                    ------

Independent Auditor's Report                                          F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity (Deficit)                          F-4
Statements of Cash Flows                                              F-8
Notes to Financial Statements                                     F-11 - F-13

                      [JONES, JENSEN & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1993 and 1992 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1993, 1992 and 1991 and from the date of inception on October 3, 1988 through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1993 and 1992 and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, and from the date of inception on October 3, 1988 through December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating revenues to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jones, Jensen & Company
- ---------------------------

Jones, Jensen & Company
April 4, 1996





                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                      December 31,       December 31,
                                                                          1993              1992
                                                                      -----------        -----------

CURRENT ASSETS

     Cash                                                             $        30        $      --
                                                                      -----------        -----------

        Total Current Assets                                                   30               --
                                                                      -----------        -----------

FIXED ASSETS - Net (Note 1)                                                  --                9,411
                                                                      -----------        -----------

TOTAL ASSETS                                                          $        30        $     9,411
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Cash overdraft                                                   $      --          $        64
     Accounts payable - trade                                              78,112            196,216
     Loans payable - related parties (Note 6)                              32,798               --
                                                                      -----------        -----------

        Total Current Liabilities                                         110,910            196,280
                                                                      -----------        -----------

COMMITTMENTS AND CONTINGENCIES (Note 7)                                      --                 --
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, 5,000,000 shares
      authorized at $0.001 par value; no shares
      issued and outstanding                                                 --                 --
     Common stock, 50,000,000 shares
      authorized at $0.001 par value;
      9,311,234 and 8,423,693 shares
      issued and outstanding, respectively                                  9,311              8,423
     Capital in excess of par value                                     8,072,306          7,749,069
     Deficit accumulated during
      the development stage                                            (8,192,497)        (7,944,361)
                                                                      -----------        -----------

        Total Stockholders' Equity (Deficit)                             (110,880)          (186,869)
                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                                    $        30        $     9,411
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

                                       F2

                                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS



                                                                                      From Inception
                                                                                       on October 3,
                                       For the Years Ended December 31,                1988 Through
                              -------------------------------------------------        December 31,
                                  1993              1992               1991                1993
                              -----------        -----------        -----------        -----------

REVENUE                       $      --          $      --          $      --          $      --
                              -----------        -----------        -----------        -----------

EXPENSES                             --                 --                 --                 --
                              -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)              --                 --                 --                 --
                              -----------        -----------        -----------        -----------

LOSS ON DISCONTINUED
 OPERATIONS                      (248,136)        (5,540,971)        (2,245,287)        (8,192,497)
                              -----------        -----------        -----------        -----------

NET LOSS                      $  (248,136)       $(5,540,971)       $(2,245,287)       $(8,192,497)
                              ===========        ===========        ===========        ===========

Loss Per Share                $     (0.03)       $     (1.03)       $     (0.43)       $     (1.35)
                              ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          8,935,019          5,382,265          5,238,409          6,089,166
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

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                                 Deficit
                                                                                               Accumulated
                                                 Common Stock                Capital in        During the
                                        -----------------------------        Excess of         Development
                                           Shares            Amount          Par Value            Stage
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1990                5,456,667       $     5,457       $ 2,534,278        $  (158,103)

Shares issued in private
 transactions at an average
 price of $4.59 per share                   113,917               114           523,636               --

Shares issued in private
 placement at $3.00 per share               668,333               668         2,004,332               --

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                         400,000               400         1,199,600               --

Costs of private placement                     --                --            (218,523)              --

Contribution of assets by an
 officer and director                          --                --               1,350               --

Net loss for the year ended
 December 31, 1991                             --                --                --           (2,245,287)
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1991                6,638,917             6,639         6,044,673         (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                             66,667                67           249,933               --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share              150,000               150           150,200               --

Shares issued on April 15, 1992
 in private placement at an average
 price of approximately $4.49
 per share                                   38,333                38           172,012               --
                                        -----------       -----------       -----------        -----------

Balance forward                           6,893,917       $     6,894       $ 6,616,818        $(2,403,390)
                                        -----------       -----------       -----------        -----------


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

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)


                                                                                                 Deficit
                                                                                               Accumulated
                                                 Common Stock                Capital in        During the
                                        -----------------------------        Excess of         Development
                                           Shares            Amount          Par Value            Stage
                                        -----------       -----------       -----------        -----------

Balance, December 31, 1992                8,423,693        $    8,423        $7,749,069        $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share               53,333                53            19,947               --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share              83,333                84               166               --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                50,000                50             9,950               --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share               200,000               200            39,800               --

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share               100,000               100            14,900               --

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share               180,000               180            17,820               --

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share                    220,875               221           220,654               --

Net loss for the year ended
 December 31, 1993                             --                --                --             (248,136)
                                         ----------        ----------        ----------        -----------

Balance, December 31, 1993                9,311,234        $    9,311        $8,072,306        $(8,192,497)
                                         ==========        ==========        ==========        ===========


   The accompanying notes are an integral part of these financial statements.


                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                  From Inception
                                                                                                   on October 3,
                                                  For the Years Ended December 31,                 1988 Through
                                          -------------------------------------------------        December 31,
                                              1993              1992                1991               1993
                                          -----------        -----------        -----------        -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from discontinued
   operations                             $  (248,136)       $(5,540,971)       $(2,245,287)       $(8,192,497)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Depreciation and amortization                --                1,733              1,150              3,043
    Stock issued in settlement
     of debt                                  220,875          1,192,445               --            1,413,320
    Loss on disposition of assets               9,411          3,197,380               --            3,206,791
    (Increase) decrease in
     accrued interest receivable                 --                 --               29,470               --
    (Increase) decrease in deposits              --                1,000             (1,000)              --
    Increase (decrease) in
     cash overdraft                               (64)                64               --                 --
    Increase (decrease) in
     accounts payable                        (118,104)        (1,227,447)         1,650,265             78,112
    Increase (decrease)in accrued
      interest                                   --               (3,994)             8,994               --
    Increase (decrease) in taxes
     payable                                     --                 --                  (50)              --
                                          -----------        -----------        -----------        -----------

        Net Cash Provided (Used)
         by Operating Activities          $  (136,018)       $(2,379,790)       $  (556,458)       $(3,491,231)
                                          -----------        -----------        -----------        -----------



   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                                                  From Inception
                                                                                                   on October 3,
                                                  For the Years Ended December 31,                 1988 Through
                                          -------------------------------------------------        December 31,
                                              1993              1992                1991               1993
                                          -----------        -----------        -----------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of product marketing
   rights                                 $      --          $      --          $    (1,250)       $    (1,250)
  Purchase of fixed assets                       --                 --              (10,784)           (10,784)
  Purchase of promotional video                  --                 --              (50,000)           (50,000)
                                          -----------        -----------        -----------        -----------

        Net Cash Provided (Used)
         by Investing Activities                 --                 --              (62,034)           (62,034)
                                          -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from loans                          32,798            252,742               --              285,540
  Proceeds from sale of common
   stock                                      103,250            513,735          2,231,805          3,267,755
                                          -----------        -----------        -----------        -----------

        Net Cash Provided (Used)
         by Financing Activities              136,048            766,477          2,231,805          3,553,295
                                          -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                         30         (1,613,313)         1,613,313                 30

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          --            1,613,313               --                 --
                                          -----------        -----------        -----------        -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                         $        30        $      --          $ 1,613,313        $        30
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

                                       F9

                                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                                           (A Development Stage Company)
                                       STATEMENTS OF CASH FLOWS (Continued)


                                                                                                  From Inception
                                                                                                   on October 3,
                                                  For the Years Ended December 31,                 1988 Through
                                          -------------------------------------------------        December 31,
                                              1993              1992                1991               1993
                                          -----------        -----------        -----------        -----------

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

Interest paid                               $     --           $     --           $     --           $     --
Income taxes paid                           $     --           $     --           $     --           $     --

NON-CASH FINANCING
 ACTIVITIES

 Stock issued for note                      $     --           $     --           $     --           $2,498,750
 Purchase of Bioreactors
  through assignment of note                $     --           $     --           $     --           $2,150,000
 Acquisition of product
  marketing rights through
  issuance of notes and stock               $     --           $     --           $2,200,000         $2,200,000
 Stock issued in settlement
  of debt                                   $  220,875         $1,192,445         $     --           $1,413,320





   The accompanying notes are an integral part of these financial statements.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1993 and 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Organization

         The financial statements presented are those of Advanced Biological Systems, Inc. (A Development Stage Company) (the Company). The Company was incorporated in the State of Delaware on October 3, 1988. The Company was organized to develop and operate centers for the treatment of diseases of the immune system through the use of plant-sourced products. The Company discontinued operations in 1992 and is now seeking new business opportunities.

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

         f.  Reclassification

         Certain prior years' balances have been reclassified to conform to the 1993 financial statement presentation.

         g.  Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totaling approximately $8,200,000 at December 31, 1993, expire in 2008. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.


                                       F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1993 and 1992


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Fixed assets

         Fixed assets are being depreciated utilizing a straight-line method over sixty months assuming no residual value. Depreciation expense for the years ended December 31, 1993, 1992 and 1991 was $0, $1,733 and $990 respectively. During 1993, all fixed assets were disposed of.

         i.  Stock Split

         On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29,1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for-3 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.

NOTE 2 - STOCK ISSUANCES

         During 1993, the Company issued 666,666 shares of common stock in several private placements at an average price of $0.15 per share. Total proceeds were $103,250.

         The Company also issued 220,875 shares of common stock in settlement of debt at an average price of $1.00 per share. Debt was settled in the amount of $220,875.

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



                                       F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1993 and 1992


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

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 1993, the Company received cash advances from a related party in the amount of $32,798. The amounts advanced are non-interest bearing and are due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. As of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,000 at December 31, 1992. The Company's management believes that the Company will not be required to pay any of the disputed amounts.

NOTE 8 - SUBSEQUENT EVENT

         On May 8, 1996, the Company entered into a settlement agreement with a former officer. The former officer threatened litigation because the Company used stock certificates which represented that he is still an officer of the Company. The Company agreed to discontinue issuing stock certificates which bear the signature of the former officer. The Company also delivered a note in the amount of $5,000 to the former officer, and will issue 70,000 shares of its common stock to the former officer. The former officer agreed not to commence any litigation against the Company regarding the unauthorized use of his name.



                                       F13

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1993.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of June 15, 1996 unless otherwise indicated, were as follows:

Name and Address                 Position(s) Held                       Age *
- ----------------                 ----------------                       ---

Emanuel A. Floor                 President, Treasurer and                58
2936 Sierra Point Place          Chairman of the Board
Salt Lake City, Utah 84109       of Directors

Paul W. Mortensen                Vice President-Administrative            41 **
1051 North Hughes Street         Services, Secretary and a
Centerville, Utah   84014        Director

* Chronological age indicated is for the calendar year ended for which the 10-KSB is being filed.
**       Resigned effective March 1993.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

EMANUEL A. FLOOR has served as President and Chairman of the Board of Directors of the Company since July 10, 1990, has served as Treasurer since October, 1992 and Secretary since March, 1993. Since 1970, Mr. Floor has also served as the President of Emanuel A. Floor and Associates, Inc., and since 1989 he has served as President of the Park Group, Inc. Both of these private corporations provide consulting services to business companies in the areas of public relations, marketing, management, development and finance. From 1975 to 1986, Mr. Floor was president, chief executive officer and director of Triad Properties, Inc., a real estate development and marketing company which, through various subsidiaries, owned, managed and developed the Salt Lake International Center, a 900-acre business park adjacent to the Salt Lake City International Airport in Utah; Triad Center Houston, a 21-acre parcel of undeveloped property at the Galleria in Houston, Texas; and the Cone Ranch, a 12,000 acre parcel of undeveloped property near Tampa, Florida. In February 1987, several months following Mr. Floor's resignation, Triad Properties, Inc. and several related entities filed for protection in consolidation proceedings under the Bankruptcy Code. Between 1986 and 1987, as a result of a down-turn in the real estate market, Kimball Associates, Inc., Bertagnole Investments Co., Bertagnole Properties and East Canyon Resort Trust, all of which were recreational real estate development firms for which Mr. Floor was an officer and director and less than a 5% shareholder, filed for relief under the Bankruptcy Code. As a result of his personal guarantee of substantial amounts of indebtedness of these entities, Mr. Floor filed for personal bankruptcy in 1988 and was discharged from bankruptcy on December 11, 1989. Additionally, Mr. Floor filed for Chapter 13 proceedings in April 1993 and received a discharge in June 1995.

PAUL W. MORTENSEN, served as the Company's Vice President for Administrative Services from mid-1991 until his resignation as hereinafter indicated. During the five year period prior to joining the Company, Mr. Mortensen, who is a member of the bars of Utah and Arizona, was engaged in the private practice of law in Moab, Utah, completed a masters degree in international business management, and passed the CPA examination. Mr. Mortensen resigned as an officer and director of the Company effective March, 1993. Such resignation was not a result of any disagreements with the Company on any matter relating to its operations, policies or practices.

         See Item 11 hereof with respect to security ownership, if any, of management.

ITEM 10.   EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1993 is indicated in the chart appearing directly hereinafter.

                                                                                       Securities
                                                                Salaries, Fees,       or Property,            Aggregate of
                                 Capacities                    Directors' Fees,    Insurance Benefits          Contingent
 Name of                          In Which                       Commissions        or Reimbursement,           Forms of
Individual                         Served                        and Bonuses        Personal Benefits         Remuneration
- ----------                       -----------                   ----------------    ------------------         ------------

Emanuel A. Floor           President, Secretary,                   $35,900.00          $12,164.81              $48.064.81
                           Treasurer & a Director

Paul W. Mortensen          VP - Administrative                     $-0-                $-0-                    $-0-
                           Services, Secretary & Director

         There are no current written employment agreements between the Company and any of its officers and directors.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 27,781,234 shares of the Company's outstanding $.001 par value Common Stock as of July 8, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                         Amount and Nature of                 Percent
 Beneficial Owner                           Beneficial Ownership                of Class
- -------------------                         --------------------                --------
Brookfield Associates, Ltd.                      10,000,000                       36.00%
c/o Akar Verwaltung AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Targas Foundation                                 5,238,917                       18.86%
c/o Akar Verwaltungs AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Arista Capital Growth Fund, Ltd.                  3,400,000                       12.24%
c/o Akar Verwaltungs AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

         (b) Security Ownership of Management - The number and percentage of shares of $.001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company (or former officers and/or directors of the Company if so specifically indicated) and by all current officers and directors of the Company as a group, is as follows - as of July 8, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                         Amount and Nature of                 Percent
 Beneficial Owner                           Beneficial Ownership                of Class
- -------------------                         --------------------                --------
Emanuel A. Floor                                 181,943 (1)                     .6549%
2936 Sierra Point Place
Salt Lake City, Utah 84109

Bradley D. Berrett                                30,000 (2)                     .1080%
2705 North 2600 East
Layton, Utah   84040

Name and Address of                         Amount and Nature of                 Percent
 Beneficial Owner                           Beneficial Ownership                of Class
- -------------------                         --------------------                --------

Paul W. Mortensen                                 174,915 (3)                     .6296%
1051 North Hughes Street
Centerville, Utah   84014

All offices and directors
 as a group (1 person)                            181,943                         .6549%

(1) Mr. Floor does not own any shares of record and beneficially. However, Mr. Floor may be deemed to be the beneficial owner of 181,943 shares held of record by The Five Floors, Inc., a Utah corporation, as a result of his status as an officer and principal shareholder of such corporation and the fact that such corporation's shares are owned, in their entirety, by Mr. Floor and his family.

(2) Resigned effective October, 1992. Security ownership indicated, if any, is as of most practicable date - July 8, 1996.

(3) Resigned effective March, 1993. Security ownership indicated, if any, is as of most practicable date - July 8, 1996.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1993 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-13 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December, 1993 no Form 8-K was filed.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED BIOLOGICAL SYSTEMS, INC.



                                       By  /Emanuel A. Floor/
                                         -----------------------------
                                          Emanuel A. Floor, President
Date:  June 30, 1996



         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Emanuel A.Floor        President, Secretary,           Dated: June 30, 1996
- -------------------        Treasurer and Chairman
Emanuel A. Floor           of the Board of Directors

SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The Company has not held an annual meeting of stockholders throughout calendar years 1992, 1993, 1994 and 1995. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1995 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

         Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.