Form 10QSB
period 1994-03-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1994

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:         33-25647-D

                Advanced Biological Systems, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                            87-0462198
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2936 Sierra Point Place, Salt Lake City, Utah                      84198
(Address of principal executive offices)                        (Zip Code)

                                 (801) 521-8000
              (Registrant's telephone number, including area code)


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

                                                                 [ ] Yes [ x] No

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

                      [JONES, JENSEN & COMPANY Letterhead]




The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


         The accompanying balance sheet of Advanced Biological Systems, Inc. (A Development Stage Company) as of March 31, 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 1994 and 1993 and from inception on October 3, 1988 through March 31, 1994 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1993 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996




                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                      March 31,     December 31,
                                                         1994           1993
                                                     -----------    ------------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                               $     4,289    $        30
                                                     -----------    -----------

TOTAL ASSETS                                         $     4,289    $        30
                                                     ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                           $    78,112    $    78,112
  Accounts payable - related party                        62,798         32,798
                                                     -----------    -----------

       Total Current Liabilities                         140,910        110,910
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                       -              -
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   9,311,234 and 9,311,234
   shares issued and outstanding,
   respectively                                            9,311          9,311
  Capital in excess of par value                       8,072,306      8,072,306
  Deficit accumulated during
   the development stage                              (8,218,238)    (8,192,497)
                                                     -----------    -----------

       Total Stockholders' Equity (Deficit)             (136,621)      (110,880)
                                                     -----------    -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                      $     4,289    $        30
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


                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     From Inception
                                             For the Three           on October 3,
                                         Months Ended March 31,       1988 Through
                                       --------------------------       March 31,
                                           1994           1993            1994
                                       -----------    -----------    --------------

REVENUE                                $       -      $       -        $       -
                                       -----------    -----------      -----------

OPERATING EXPENSES                             -              -                -
                                       -----------    -----------      -----------

OPERATING LOSS                                 -              -                -
                                       -----------    -----------      -----------
OTHER INCOME AND (EXPENSES)
     Loss on discontinued operations       (25,741)       (19,100)      (8,218,238)
                                       -----------    -----------      -----------

NET LOSS                               $   (25,741)   $   (19,100)     $(8,218,238)
                                       ===========    ===========      ===========

Loss Per Share                         $     (0.00)   $     (0.00)     $     (1.35)
                                       ===========    ===========      ===========
Weighted Average Number
 of Shares Outstanding                   9,311,234      8,551,248        6,089,166
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


                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                                 Deficit
                                                                               Accumulated
                                           Common Stock         Capital in     During the
                                    -------------------------   Excess of      Development
                                       Shares       Amount      Par Value         Stage
                                    -----------  ------------  ------------    -----------

Balance, October 3, 1988                    -    $        -    $        -      $       -

Shares issued to incorporators
 for $0.0012 per share                3,306,668         3,307           693            -

Net loss for the year ended
 December 31, 1988                          -             -             -             (164)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1988            3,306,668         3,307           693           (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                      1,733,332         1,733        63,267            -

Costs of public offering                    -             -         (29,265)           -

Net loss for the year ended
 December 31, 1989                          -             -             -          (28,341)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1989            5,040,000         5,040        34,695        (28,505)

Shares of restricted common
 stock issued for $6.00 per share       416,667           417     2,499,583            -

Net loss for the year ended
 December 31, 1990                          -             -             -         (129,598)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1990            5,456,667   $     5,457   $ 2,534,278    $  (158,103)
                                    -----------   -----------   -----------    -----------








   The accompanying notes are an integral part of these financial statements.



                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                                Common Stock         Capital in     During the
                                         -------------------------    Excess of     Development
                                            Shares        Amount      Par Value        Stage
                                         -----------   -----------   -----------    -----------
Balance, December 31, 1990                 5,456,667   $     5,457   $ 2,534,278    $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share            113,917           114       523,636            -

Shares issued in private
 placement at $3.00 per share                668,333           668     2,004,332            -

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                          400,000           400     1,199,600            -

Costs of private placement                       -             -        (218,523)           -

Contribution of assets by an
 officer and director                            -             -           1,350            -

Net loss for the year ended
 December 31, 1991                               -             -             -       (2,245,287)
                                         -----------   -----------   -----------    -----------

Balance, December 31, 1991                 6,638,917         6,639     6,044,673     (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                              66,667            67       249,933            -

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share               150,000           150       150,200            -

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share             38,333            38       172,012            -
                                         -----------   -----------   -----------    -----------

Balance forward                            6,893,917   $     6,894   $ 6,616,818    $(2,403,390)
                                         -----------   -----------   -----------    -----------


  The accompanying notes are an integral part of these financial statements.



                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                           Common Stock          Capital in     During the
                                    --------------------------    Excess of     Development
                                       Shares         Amount      Par Value        Stage
                                    -----------    -----------   -----------    -----------
Balance forward                       6,893,917    $     6,894   $ 6,616,818    $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                        83,333             83           167            -

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                         (12)           -             -              -

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share             100,000            100        99,900            -

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share             350,000            350       104,650            -

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share            25,000             25        49,975            -

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share       134,360            134        50,551            -

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share             837,095            837       836,258            -

Costs of private placements                 -              -          (9,250)           -

Net loss for the year ended
 December 31, 1992                          -              -             -       (5,540,971)
                                    -----------    -----------   -----------    -----------

Balance, December 31, 1992            8,423,693    $     8,423   $ 7,749,069    $(7,944,361)
                                    -----------    -----------   -----------    -----------


   The accompanying notes are an integral part of these financial statements.


                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                        Common Stock          Capital in    During the
                                  -------------------------    Excess of    Development
                                     Shares       Amount       Par Value       Stage
                                  -----------   -----------   -----------   -----------
Balance, December 31, 1992          8,423,693   $     8,423   $ 7,749,069   $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share         53,333            53        19,947           -

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share        83,333            84           166           -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share          50,000            50         9,950           -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share         200,000           200        39,800           -

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share         100,000           100        14,900           -

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share         180,000           180        17,820           -

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share              220,875           221       220,654           -

Net loss for the year ended
 December 31, 1993                        -             -             -        (248,136)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 1993          9,311,234   $     9,311   $ 8,072,306   $(8,192,497)
                                  -----------   -----------   -----------   -----------



   The accompanying notes are an integral part of these financial statements.


                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                       Common Stock         Capital in    During the
                                -------------------------    Excess of    Development
                                   Shares       Amount       Par Value       Stage
                                -----------   -----------   -----------   -----------
Balance, December 31, 1993        9,311,234   $     9,311   $ 8,072,306   $(8,192,497)

Net loss for the three months
 ended March 31, 1994                   -             -             -         (25,741)
                                -----------   -----------   -----------   -----------

Balance, March 31, 1994           9,311,234   $     9,311   $ 8,072,306   $(8,218,238)
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


                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          From Inception
                                                  For the Three           on October 3,
                                              Months Ended March 31,       1988 Through
                                            --------------------------       March 31,
                                               1994           1993             1994
                                            -----------    -----------    --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss from discontinued operations       $   (25,741)   $   (19,100)     $(8,218,238)
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization                     -              -              3,043
  Stock issued in settlement of debt                -              -          1,413,320
  Loss on disposition of assets                     -            9,411        3,206,791
  Increase (decrease) in cash overdraft                            (64)             -
  Increase (decrease) in accounts payable           -              -             78,112
                                            -----------    -----------      -----------
     Net Cash (Used) by
      Operating Activities                      (25,741)        (9,753)      (3,516,972)
                                            -----------    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                          -              -            (10,784)
  Purchase of product marketing rights              -              -             (1,250)
  Purchase of promotional video                     -              -            (50,000)
                                            -----------    -----------      -----------
     Net Cash Provided (Used) by
      Investing Activities                          -              -            (62,034)
                                            -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                            30,000            -            315,540
  Proceeds from sale of common stock                -           20,250        3,267,755
                                            -----------    -----------      -----------
     Net Cash Provided (Used) by
      Financing Activities                  $    30,000    $    20,250      $ 3,583,295
                                            -----------    -----------      -----------





   The accompanying notes are an integral part of these financial statements.


                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                   From Inception
                                             For the Three         on October 3,
                                         Months Ended March 31,     1988 Through
                                         ----------------------      March 31,
                                            1994         1993          1994
                                         ---------     --------   ---------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               $   4,259     $ 10,497     $     4,289

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            30       -               -
                                         ---------     --------     -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $   4,289     $ 10,497     $     4,289
                                         =========     ========     ===========

SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                          $  -          $ -          $    -
  Income taxes paid                      $  -          $ -          $    -

NON-CASH FINANCING ACTIVITIES

 Stock issued for note                   $  -          $ -          $ 2,498,750
 Stock issued in settlement of debt      $  -          $ -          $ 1,413,320
 Purchase of Bioreactor through
  assignment of note                     $  -          $ -          $ 2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                        $  -          $ -          $ 2,200,000






   The accompanying notes are an integral part of these financial statements.


                                      F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1994 and December 31, 1993
                                   (Unaudited)

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

        f.      Income Taxes

        No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totalling approximately $8,200,000 at December 31, 1993, expire in 2008. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.



                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1994 and December 31, 1993
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        g.     Stock Split

        On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29, 1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for-3 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.

NOTE 2 - STOCK ISSUANCES

        During the three months ended March 31, 1994, there were no stock issuances.

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



                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1994 and December 31, 1993
                                   (Unaudited)

NOTE 6 -COMMITMENTS AND CONTINGENCIES

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


                                            ADVANCED BIOLOGICAL SYSTEMS, INC.



                                            By  /Emanuel A. Floor/
                                              ----------------------------------
                                                 Emanuel A. Floor, President

Dated:  June 30, 1996