Form 10QSB
period 1994-06-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1994

                                       or

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

                      [JONES, JENSEN & COMPANY Letterhead]




The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of June 30, 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and six months ended June 30, 1994 and 1993 and from inception on October 3, 1988 through June 30, 1994 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1993 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996




                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                      June 30,     December 31,
                                                       1994            1993
                                                    -----------    ------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash                                              $     3,048    $        30
                                                    -----------    -----------
TOTAL ASSETS                                        $     3,048    $        30
                                                    ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                          $    78,112    $    78,112
  Loans payable - related parties (Note 7)               78,798         32,798
                                                    -----------    -----------

       Total Current Liabilities                        156,910        110,910
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                      -              -
                                                    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                         -              -
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   9,311,234 shares
   issued and outstanding                                 9,311          9,311
 Capital in excess of par value                       8,072,306      8,072,306
 Deficit accumulated during
   the development stage                             (8,235,479)    (8,192,497)
                                                    -----------    -----------

       Total Stockholders' Equity (Deficit)            (153,862)      (110,880)
                                                    -----------    -----------

TOTAL LIABILITIES AND

 STOCKHOLDERS' EQUITY (DEFICIT)                     $     3,048    $        30
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


                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                From Inception
                       For the Three Months           For the Six Months        on October 3,
                           Ended June 30,                Ended June 30,          1988 Through
                    --------------------------    --------------------------       June 30,
                        1994           1993           1994           1993           1994
                    -----------    -----------    -----------    -----------    --------------

REVENUE             $       -      $       -      $       -      $       -       $       -
                    -----------    -----------    -----------    -----------     -----------

OPERATING
 EXPENSES                   -              -              -              -               -
                    -----------    -----------    -----------    -----------     -----------

OPERATING
 LOSS                       -              -              -              -               -
                    -----------    -----------    -----------    -----------     -----------

OTHER INCOME
 AND (EXPENSES)

  Loss on
   discontinued
   operations           (17,241)       (39,401)       (42,982)       (58,501)     (8,235,479)
                    -----------    -----------    -----------    -----------     -----------

NET LOSS            $   (17,241)   $   (39,401)   $   (42,982)   $   (58,501)    $(8,235,479)
                    ===========    ===========    ===========    ===========     ===========

Loss Per Share      $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)    $     (1.35)
                    ===========    ===========    ===========    ===========     ===========

Weighted Average
 Number of Shares
 Outstanding          9,311,234      8,810,359      9,311,234      8,617,026       6,089,166
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


                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.

                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                          Common Stock         Capital in   During the
                                  -------------------------    Excess of    Development
                                    Shares         Amount      Par Value       Stage
                                  -----------   -----------   -----------   -----------
Balance, December 31, 1992          8,423,693   $     8,423   $ 7,749,069   $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share         53,333            53        19,947           -

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share        83,333            84           166           -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share          50,000            50         9,950           -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share         200,000           200        39,800           -

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share         100,000           100        14,900           -

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share         180,000           180        17,820           -

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share              220,875           221       220,654           -

Net loss for the year ended
 December 31, 1993                        -             -             -        (248,136)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 1993          9,311,234         9,311     8,072,306    (8,192,497)

Net loss for the six months
 ended June 30, 1994                      -             -             -         (42,982)
                                  -----------   -----------   -----------   -----------

Balance, June 30, 1994              9,311,234   $     9,311   $ 8,072,306   $(8,235,479)
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


                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             From Inception
                                     For the Three Months           For the Six Months        on October 3,
                                         Ended June 30,               Ended June 30,          1988 Through
                                  --------------------------    --------------------------      June 30,
                                     1994           1993            1994           1993           1994
                                  -----------    -----------    -----------    -----------   --------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations         $   (17,241)   $   (39,401)   $   (42,982)   $   (58,501)   $(8,235,479)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities
  Depreciation and amortization           -              -              -              -            3,043
  Stock issued in settlement of
   debt                                   -              -              -              -        1,413,320
  Loss on disposition of assets           -              -              -            9,411      3,206,791
  Increase (decrease) in cash
   overdraft                              -              -              -              (64)           -
  Increase (decrease) in
   accounts payable                       -              -              -              -           78,112
                                  -----------    -----------    -----------    -----------    -----------

        Net Cash (Used) by
         Operating Activities     $   (17,241)   $   (39,401)   $   (42,982)   $   (49,154)   $(3,534,213)
                                  -----------    -----------    -----------    -----------    -----------


















   The accompanying notes are an integral part of these financial statements.


                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                           From Inception
                                      For the Three Months         For the Six Months       on October 3,
                                         Ended June 30,               Ended June 30,        1988 Through
                                   --------------------------  --------------------------      June 30,
                                      1994            1993         1994          1993            1994
                                   -----------    -----------  ------------   -----------   -------------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets         $       -      $       -    $        -    $        -     $   (10,784)
  Purchase of product
   marketing rights                        -              -             -             -          (1,250)
  Purchase of promotional video            -              -             -             -         (50,000)
                                   -----------    -----------   -----------   -----------   -----------

        Net Cash Provided (Used)
         by Investing Activities           -              -             -             -         (62,034)
                                   -----------    -----------   -----------   -----------   -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                   16,000            -          46,000           -         331,540
  Proceeds from sale of
   common stock                            -           50,000           -          70,250     3,267,755
                                   -----------    -----------   -----------   -----------   -----------

        Net Cash Provided (Used)
         by Financing Activities        16,000         50,000        46,000        70,250     3,599,295
                                   -----------    -----------   -----------   -----------   -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                            (1,241)        10,599         3,018        21,096         3,048

CASH AND CASH
 EQUIVALENTS, BEGINNING OF
 PERIOD                                  4,289         10,497            30           -             -
                                   -----------    -----------   -----------   -----------   -----------

CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD                            $     3,048    $    21,096   $     3,048   $    21,096   $     3,048
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


                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                                    From Inception
                                                 For the Three Months                  For the Six Months           on October 3,
                                                     Ended June 30,                      Ended June 30,              1988 Through
                                           --------------------------------    ---------------------------------       June 30,
                                                1994              1993                1994             1993              1994
                                           --------------    --------------    ---------------   ---------------    --------------

Supplemental Cash Flow
 Disclosures

  Interest paid                            $       -         $       -         $        -        $        -         $       -
  Income taxes paid                        $       -         $       -         $        -        $        -         $       -

Non-Cash Financing Activities

 Stock issued for note                     $       -         $       -         $        -        $        -         $    2,498,750
 Stock issued in settlement of
  debt                                     $       -         $       -         $        -        $        -         $    1,413,320
 Purchase of Bioreactor through
  assignment of note                       $       -         $       -         $        -        $        -         $    2,150,000
 Acquisition of product marketing
  rights through issuance of notes
  and stock                                $       -         $       -         $        -        $        -         $    2,200,000













   The accompanying notes are an integral part of these financial statements.


                                      F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       June 30, 1994 and December 31, 1993
                                   (Unaudited)

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


                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1994 and December 31, 1993
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - STOCK ISSUANCES

           During the three months ended June 30, 1994, there were no stock issuances.

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



                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1994 and December 31, 1993
                                   (Unaudited)

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

NOTE 7 -   RELATED PARTY TRANSACTIONS

           During the three months ended June 30, 1994, the Company received cash advances from related parties totaling $16,000. The amounts are non-interest bearing, and are due on demand.


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

                                             ADVANCED BIOLOGICAL SYSTEMS, INC.



                                             By  /Emanuel A. Floor/
                                               ---------------------------------
                                                  Emanuel A. Floor, President

Dated:  June 30, 1996