Form 10QSB
period 1994-09-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994

                                       or

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

                      [JONES, JENSEN & COMPANY Letterhead]




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of September 30, 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and nine months ended September 30, 1994 and 1993 and from inception on October 3, 1988 through September 30, 1994 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1993 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996










                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                         1994           1993
                                                    -------------   ------------
                                                     (Unaudited)

CURRENT ASSETS

  Cash                                               $     2,606    $        30
                                                     -----------    -----------

TOTAL ASSETS                                         $     2,606    $        30
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                           $    78,112    $    78,112
  Loan payable - related party                            97,398         32,798
                                                     -----------    -----------
       Total Current Liabilities                         175,510        110,910
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                       -              -
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                          -              -
  Common stock, $0.001 par value,
   30,000,000 shares authorized,
   9,311,234 and 9,311,234 shares
   issued and outstanding,
   respectively                                            9,311          9,311
  Capital in excess of par value                       8,072,306      8,072,306
  Deficit accumulated during
   the development stage                              (8,254,521)    (8,192,497)
                                                     -----------    -----------
       Total Stockholders' Equity (Deficit)             (172,904)      (110,880)
                                                     -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                      $     2,606    $        30
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


                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       From Inception
                          For the Three Months Ended    For the Nine Months Ended      on October 3,
                                 September 30,                 September 30,            1988 Through
                          --------------------------    --------------------------     September 30,
                              1994          1993           1994           1993              1994
                          -----------    -----------    -----------    -----------     --------------

REVENUE                   $       -      $       -      $       -      $       -        $       -
                          -----------    -----------    -----------    -----------      -----------

OPERATING EXPENSES                -              -              -              -                -
                          -----------    -----------    -----------    -----------      -----------

OPERATING LOSS                    -              -              -              -                -
                          -----------    -----------    -----------    -----------      -----------
OTHER INCOME AND
 (EXPENSES)

   Loss on discontinued
    operations                (19,042)       (31,356)       (62,024)       (89,857)      (8,254,521)
                          -----------    -----------    -----------    -----------      -----------

NET LOSS                  $   (19,042)   $   (31,356)   $   (62,024)   $   (89,857)     $(8,254,521)
                          ===========    ===========    ===========    ===========      ===========

Loss Per Share            $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)     $     (1.36)
                          ===========    ===========    ===========    ===========      ===========

Weighted Average Number
 of Shares Outstanding      9,311,234      8,950,359      9,311,234      8,757,026        6,089,166
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


                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock        Capital in     During the
                                    -------------------------   Excess of     Development
                                      Shares         Amount     Par Value        Stage
                                    -----------   -----------  ------------   ------------
Balance, October 3, 1988                    -     $       -    $        -     $        -

Shares issued to incorporators
 for $0.0012 per share                3,306,668         3,307           693            -

Net loss for the year ended
 December 31, 1988                          -             -             -             (164)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1988            3,306,668         3,307           693           (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                      1,733,332         1,733        63,267            -

Costs of public offering                    -             -         (29,265)           -

Net loss for the year ended
 December 31, 1989                          -             -             -          (28,341)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1989            5,040,000         5,040        34,695        (28,505)

Shares of restricted common
 stock issued for $6.00 per share       416,667           417     2,499,583            -

Net loss for the year ended
 December 31, 1990                          -             -             -         (129,598)
                                    -----------   -----------   -----------    -----------

Balance, December 31, 1990            5,456,667   $     5,457   $ 2,534,278    $  (158,103)
                                    -----------   -----------   -----------    -----------



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


                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                      Common Stock         Capital in    During the
                               -------------------------    Excess of    Development
                                 Shares         Amount      Par Value       Stage
                               -----------   -----------   -----------   -----------
Balance, December 31, 1993       9,311,234   $     9,311   $ 8,072,306   $(8,192,497)

Net loss for the nine months
 ended September 30,1994               -             -             -         (62,024)
                               -----------   -----------   -----------   -----------

Balance, September 30, 1994      9,311,234   $     9,311   $ 8,072,306   $(8,254,521)
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


                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                From Inception
                                     For the Three Months Ended    For the Nine Months Ended    on October 3,
                                            September 30,                 September 30,          1988 Through
                                     --------------------------    --------------------------   September 30,
                                        1994            1993          1994           1993            1994
                                     -----------    -----------    -----------    -----------   --------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from discontinued
  operations                         $   (19,042)   $   (31,356)   $   (62,024)   $   (89,857)   $(8,254,521)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities
  Depreciation and amortization              -              -              -              -            3,043
  Stock issued in settlement of
   debt                                      -              -              -              -        1,413,320
  Loss on disposition of assets              -              -              -            9,411      3,206,791
  Increase (decrease) in cash
   overdraft                                 -              -              -              (64)           -
  Increase (decrease)
    in accounts payable
    and accrued expenses                     -              -              -              -           78,112
                                     -----------    -----------    -----------    -----------    -----------

        Net Cash (Used) by
         Operating Activities            (19,042)       (31,356)       (62,024)       (80,510)    (3,553,255)
                                     -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                   -              -              -              -          (10,784)
  Purchase of product marketing
   rights                                    -              -              -              -           (1,250)
  Purchase of promotional video              -              -              -              -          (50,000)
                                     -----------    -----------    -----------    -----------    -----------

         Net Cash Provided (Used)
           by Investing Activities   $       -      $       -      $       -      $       -      $   (62,034)
                                     -----------    -----------    -----------    -----------    -----------





   The accompanying notes are an integral part of these financial statements.


                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                 For the Three Months Ended    For the Nine Months Ended    on October 3,
                                        September 30,                September 30,          1988 Through
                                 --------------------------    -------------------------    September 30,
                                    1994            1993          1994           1993           1994
                                 ----------      ----------    ----------     ----------   --------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans            $   18,600      $      -      $   64,600     $      -       $  350,140
  Proceeds from sale of common
   stock                                -            33,000           -          103,250      3,267,755
                                 ----------      ----------    ----------     ----------     ----------

        Net Cash Provided by
         Financing Activities        18,600          33,000        64,600        103,250      3,617,895
                                 ----------      ----------    ----------     ----------     ----------

NET INCREASE (DECREASE) IN
 CASH  AND CASH
 EQUIVALENTS                           (442)          1,644         2,576         22,740          2,606

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  3,048          21,096            30            -              -
                                 ----------      ----------    ----------     ----------     ----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   $    2,606      $   22,740    $    2,606     $   22,740     $    2,606
                                 ==========      ==========    ==========     ==========     ==========







   The accompanying notes are an integral part of these financial statements.


                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         From Inception
                                           For the Three Months Ended     For the Nine Months Ended      on October 3,
                                                  September 30,                  September 30,            1988 Through
                                           --------------------------    ---------------------------     September 30,
                                              1994            1993           1994            1993            1994
                                           ----------      ----------    ------------     -----------    --------------

Supplemental Cash Flow
 Disclosures

  Interest paid                            $     -         $     -       $      -         $      -       $    -
  Income taxes paid                        $     -         $     -       $      -         $      -       $    -

Non-Cash Financing Activities

 Stock issued for note                     $     -         $     -       $      -         $      -       $ 2,498,750
 Stock issued in settlement of
  debt                                     $     -         $     -       $      -         $      -       $ 1,413,320
 Purchase of Bioreactor through
  assignment of note                       $     -         $     -       $      -         $      -       $ 2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                          $     -         $     -       $      -         $      -       $ 2,200,000



   The accompanying notes are an integral part of these financial statements.


                                       F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1994 and December 31, 1993
                                   (Unaudited)

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


                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                    September 30, 1994 and December 31, 1993
                                   (Unaudited)

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

NOTE 2 - STOCK ISSUANCES

           During the three months ended September 30, 1994, there were no stock issuances.

NOTE 3 - DISCONTINUED OPERATIONS

           In 1992, the Company discontinued all operations due to a lack of working capital. The Company is currently inactive and is seeking other business opportunities.

NOTE 4 - GOING CONCERN

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

NOTE 5 -   COMMITMENTS AND CONTINGENCIES

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


                                              ADVANCED BIOLOGICAL SYSTEMS, INC.



                                              By  /Emanuel A. Floor/
                                                --------------------------------
                                                   Emanuel A. Floor, President

Dated:  June 30, 1996