Form 10KSB
period 1994-12-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the calendar year ended          December 31, 1994
                                 -----------------------------------------------

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the transition period from                       to
                                    ---------------------    -------------------

              Commission file number          33-25647-D
                                     ----------------------------

                        Advanced Biological Systems, Inc.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                                    87-0462198
- -------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2936 Sierra Point Place, Salt Lake City, Utah                        84109
- --------------------------------------------------------------------------------
      (Address of Principal Executive Office)                      (Zip Code)

                                  801-521-8000
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
   Title of Each Class                                  on Which Registered
   -------------------                                 ---------------------
          None
   -------------------                                 ---------------------

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

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes____ No____

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

Calendar Year Ended December 30, 1993               Quarterly Common Stock Price
            By Quarter                                        Ranges (1)
- -------------------------------------               ----------------------------
Quarter               Date                          High                   Low
- -------               ----                          ----                   ---
 1st              March 31, 1993                    $ .3125              $ .25
 2nd              June 30, 1993                     $ .375               $ .125
 3rd              September 30, 1993                $ .25                $ .0625
 4th              December 31, 1993                 $ .149               $ .0625

Calendar Year Ended December 30, 1994               Quarterly Common Stock Price
            By Quarter                                        Ranges (1)
- -------------------------------------               ----------------------------
Quarter               Date                          High                   Low
- -------               ----                          ----                   ---
 1st              March 31, 1994                    $ .209               $ .149
 2nd              June 30, 1994                     $ .209               $ .209
 3rd              September 30, 1994                $ .209               $ .07
 4th              December 31, 1994                 $ .089               $ .08

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

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                           DECEMBER 31, 1994 AND 1993

                                    CONTENTS

                                                                         Page
                                                                         ----
Independent Auditor's Report                                             F-1
Balance Sheets                                                           F-2
Statements of Operations                                                 F-3
Statements of Stockholders' Equity (Deficit)                             F-4
Statements of Cash Flows                                                 F-8
Notes to Financial Statements                                        F-11 - F-13

                      [Jones, Jensen & Company Letterhead]


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1994 and 1993 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1994, 1993 and 1992 and from the date of inception on October 3, 1988 through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, and from the date of inception on October 3, 1988 through December 31, 1994 in conformity with generally accepted accounting principles.

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



/s/ Jones, Jensen & Company
- -----------------------------------
Jones, Jensen & Company
April 4, 1996


                                       F1

                       ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    December 31,     December 31,
                                                       1994             1993
                                                    -----------      -----------
CURRENT ASSETS
     Cash                                           $        37      $        30
                                                    -----------      -----------

TOTAL ASSETS                                        $        37      $        30
                                                    ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
     Accounts payable - trade                       $   109,310      $    78,112
     Loans payable - related parties (Note 6)           108,898           32,798
                                                    -----------      -----------
           Total Current Liabilities                    218,208          110,910
                                                    -----------      -----------
COMMITTMENTS AND CONTINGENCIES (Note 7)                    --               --
                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, 5,000,000 shares
      authorized at $0.001 par value; no shares
      issued and outstanding                               --               --
     Common stock, 50,000,000 shares
      authorized at $0.001 par value;
      9,311,234 and 9,311,234 shares
      issued and outstanding, respectively                9,311            9,311
     Capital in excess of par value                   8,072,306        8,072,306
     Deficit accumulated during
      the development stage                          (8,299,788)      (8,192,497)
                                                    -----------      -----------
           Total Stockholders' Equity (Deficit)        (218,171)        (110,880)
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                         $        37      $        30
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                              From Inception
                                                                               on October 3,
                                   For the Years Ended December 31,            1988 Through
                            ---------------------------------------------      December 31,
                                1994             1993             1992             1994
                            -----------      -----------      -----------     --------------
REVENUE                     $      --        $      --        $      --        $      --
                            -----------      -----------      -----------      -----------
EXPENSES                           --               --               --               --
                            -----------      -----------      -----------      -----------
OPERATING INCOME (LOSS)            --               --               --               --
                            -----------      -----------      -----------      -----------

LOSS ON DISCONTINUED
 OPERATIONS                    (107,291)        (248,136)      (5,540,971)      (8,299,788)
                            -----------      -----------      -----------      -----------
NET LOSS                    $  (107,291)     $  (248,136)     $(5,540,971)     $(8,299,788)
                            ===========      ===========      ===========      ===========
Loss Per Share              $     (0.01)     $     (0.03)     $     (1.03)     $     (1.26)
                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        9,311,234        8,935,019        5,382,265        6,605,206
                            ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock         Capital in      During the
                                      --------------------      Excess of      Development
                                        Shares      Amount      Par Value         Stage
                                      ---------     ------     -----------     -----------
Balance, October 3, 1988                   --       $ --       $      --        $    --

Shares issued to incorporators
 for $0.0012 per share                3,306,668      3,307             693           --

Net loss for the year ended
 December 31, 1988                         --         --              --             (164)
                                      ---------     ------     -----------      ---------
Balance, December 31, 1988            3,306,668      3,307             693           (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                      1,733,332      1,733          63,267           --

Costs of public offering                   --         --           (29,265)          --

Net loss for the year ended
 December 31, 1989                         --         --              --          (28,341)
                                      ---------     ------     -----------      ---------
Balance, December 31, 1989            5,040,000      5,040          34,695        (28,505)

Shares of restricted common
 stock issued for $6.00 per share       416,667        417       2,499,583           --

Net loss for the year ended
 December 31, 1990                         --         --              --         (129,598)
                                      ---------     ------     -----------      ---------
Balance, December 31, 1990            5,456,667     $5,457     $ 2,534,278      $(158,103)
                                      ---------     ------     -----------      ---------

   The accompanying notes are an integral part of these financial statements.

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                            Common Stock         Capital in       During the
                                        --------------------      Excess of       Development
                                          Shares      Amount      Par Value          Stage
                                        ---------     ------     -----------      -----------
Balance, December 31, 1990              5,456,667     $5,457     $ 2,534,278      $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share         113,917        114         523,636             --

Shares issued in private
 placement at $3.00 per share             668,333        668       2,004,332             --

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                       400,000        400       1,199,600             --

Costs of private placement                   --         --          (218,523)            --

Contribution of assets by an
 officer and director                        --         --             1,350             --

Net loss for the year ended
 December 31, 1991                           --         --              --         (2,245,287)
                                        ---------     ------     -----------      -----------
Balance, December 31, 1991              6,638,917      6,639       6,044,673       (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                           66,667         67         249,933             --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share            150,000        150         150,200             --

Shares issued on April 15, 1992
 in private placement at an average
 price of approximately $4.49
 per share                                 38,333         38         172,012             --
                                        ---------     ------     -----------      -----------
Balance forward                         6,893,917     $6,894     $ 6,616,818      $(2,403,390)
                                        ---------     ------     -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                           Common Stock          Capital in       During the
                                       ---------------------      Excess of       Development
                                         Shares       Amount      Par Value          Stage
                                       ---------      ------     -----------      -----------
Balance forward                        6,893,917      $6,894     $ 6,616,818      $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                         83,333          83             167             --

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                          (12)       --              --               --

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share              100,000         100          99,900             --

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share              350,000         350         104,650             --

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share             25,000          25          49,975             --

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share        134,360         134          50,551             --

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share              837,095         837         836,258             --

Costs of private placements                 --          --            (9,250)            --

Net loss for the year ended
 December 31, 1992                          --          --              --         (5,540,971)
                                      ----------      ------     -----------      -----------
Balance, December 31, 1992             8,423,693      $8,423     $ 7,749,069      $(7,944,361)
                                      ----------      ------     -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                              Deficit
                                                                            Accumulated
                                        Common Stock         Capital in     During the
                                    --------------------      Excess of     Development
                                      Shares      Amount      Par Value        Stage
                                    ---------     ------     -----------    -----------
Balance, December 31, 1992          8,423,693     $8,423     $7,749,069     $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share         53,333         53         19,947            --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share        83,333         84            166            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share          50,000         50          9,950            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share         200,000        200         39,800            --

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share         100,000        100         14,900            --

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share         180,000        180         17,820            --

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share              220,875        221        220,654            --

Net loss for the year ended
 December 31, 1993                       --         --             --          (248,136)
                                    ---------     ------     ----------     -----------
Balance, December 31, 1993          9,311,234      9,311      8,072,306      (8,192,497)

Net loss for the year ended
 December 31, 1994                       --         --             --          (107,291)
                                    ---------     ------     ----------     -----------
Balance, December 31, 1994          9,311,234     $9,311     $8,072,306     $(8,299,788)
                                    =========     ======     ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                      From Inception
                                                                                       on October 3,
                                            For the Years Ended December 31,           1988 Through
                                        -----------------------------------------      December 31,
                                          1994           1993             1992             1994
                                        ---------      ---------      -----------     --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from discontinued
   operations                           $(107,291)     $(248,136)     $(5,540,971)     $(8,299,788)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities

    Depreciation and amortization            --             --              1,733            3,043
    Stock issued in settlement
     of debt                                 --          220,875        1,192,445        1,413,320
    Loss on disposition of assets            --            9,411        3,197,380        3,206,791
    (Increase) decrease in deposits          --             --              1,000             --
    Increase (decrease) in
     cash overdraft                          --              (64)              64             --
    Increase (decrease) in
     accounts payable                      31,198       (118,104)      (1,227,447)         109,310
    Increase (decrease) in
      accrued interest                       --           (3,994)            --
                                        ---------      ---------      -----------      -----------
          Net Cash Provided (Used)
           by Operating Activities      $ (76,093)     $(136,018)     $(2,379,790)     $(3,567,324)
                                        ---------      ---------      -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                From Inception
                                                                                 on October 3,
                                         For the Years Ended December 31,        1988 Through
                                       ------------------------------------      December 31,
                                         1994        1993           1992             1994
                                       -------     --------     -----------     --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of product marketing
   rights                              $  --       $   --       $      --        $    (1,250)
  Purchase of fixed assets                --           --              --            (10,784)
  Purchase of promotional video           --           --              --            (50,000)
                                       -------     --------     -----------      -----------
          Net Cash Provided (Used)
           by Investing Activities        --           --              --            (62,034)
                                       -------     --------     -----------      -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from loans                   76,100       32,798         252,742          361,640
  Proceeds from sale of common
   stock                                  --        103,250         513,735        3,267,755
                                       -------     --------     -----------      -----------
          Net Cash Provided (Used)
           by Financing Activities      76,100      136,048         766,477        3,629,395
                                       -------     --------     -----------      -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                   7           30      (1,613,313)              37

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     30         --         1,613,313             --
                                       -------     --------     -----------      -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $    37     $     30     $      --        $        37
                                       =======     ========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                        From Inception
                                                                         on October 3,
                                    For the Years Ended December 31,     1988 Through
                                    --------------------------------     December 31,
                                    1994      1993          1992            1994
                                    ----    --------     -----------    --------------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

  Interest paid                     $--     $   --       $     --       $     --
  Income taxes paid                 $--     $   --       $     --       $     --

  NON-CASH FINANCING
   ACTIVITIES

   Stock issued for note            $--     $   --       $     --       $2,498,750
   Purchase of Bioreactors
    through assignment of note      $--     $   --       $     --       $2,150,000
   Acquisition of product
    marketing rights through
    issuance of notes and stock     $--     $   --       $     --       $2,200,000
   Stock issued in settlement
    of debt                         $--     $220,875     $1,192,445     $1,413,320

   The accompanying notes are an integral part of these financial statements.

                                      F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1994 and 1993

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

         f. Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totaling approximately $8,300,000 at December 31, 1994, expire in 2009. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

         g. Stock Split

         On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29,1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for-3 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.


                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1994 and 1993

NOTE 2 - STOCK ISSUANCES

         There were no stock issuances during the year ended December 31, 1994.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 1994, the Company received cash advances from a shareholder in the amount of $76,000. The amounts advanced are non-interest bearing and are due on demand.

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


                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1994 and 1993

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

                                      F13

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1994.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of June 15, 1996 unless otherwise indicated, were as follows:

Name and Address                 Position(s) Held                         Age*
- ----------------                 ----------------                         ----
Emanuel A. Floor                 President, Secretary                      59
2936 Sierra Point Place          Treasurer and Chairman
Salt Lake City, Utah 84109       of the Board of Directors

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

ITEM 10. EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1994 is indicated in the chart appearing directly hereinafter.

                                                                     Securities
                                                Salaries, Fees,     or Property,        Aggregate of
                          Capacities           Directors' Fees,   Insurance Benefits     Contingent
 Name of                   In Which              Commissions      or Reimbursement,      Forms of
Individual                  Served               and Bonuses      Personal Benefits     Remuneration
- ----------                ----------           ----------------   ------------------    ------------
Emanuel A. Floor      President, Secretary,      $18,163.43           $12,852.00         $31,015.43
                      Treasurer & a Director

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

Name and Address of                     Amount and Nature of            Percent
 Beneficial Owner                       Beneficial Ownership            of Class
- -------------------                     --------------------            --------
Brookfield Associates, Ltd.                 10,000,000                   36.00%
c/o Akar Verwaltung AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Targas Foundation                            5,238,917                   18.86%
c/o Akar Verwaltungs AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Name and Address of                     Amount and Nature of            Percent
 Beneficial Owner                       Beneficial Ownership            of Class
- -------------------                     --------------------            --------
Arista Capital Growth Fund, Ltd.              3,400,000                  12.24%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1994 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-13 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December, 1994 a Form 8-K with date of report of December 18, 1994 was filed on or about December 28, 1994.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ADVANCED BIOLOGICAL SYSTEMS, INC.


                                               By /Emanuel A. Floor/
                                                  ------------------------------
                                                  Emanuel A. Floor, President

Date: June 30, 1996

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /Emanuel A. Floor/                 President, Secretary,          Dated: June 30, 1996
- --------------------------          Treasurer and Chairman
Emanuel A. Floor                    of the Board of Directors

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