Form 10QSB
period 1995-03-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended         March 31, 1995
                               -------------------------------------------------

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

                      [JONES, JENSEN & COMPANY LETTERHEAD]

The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


         The accompanying balance sheet of Advanced Biological Systems, Inc. (A Development Stage Company) as of March 31, 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 1995 and 1994 and from inception on October 3, 1988 through March 31, 1995 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1994 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996

                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    March 31,       December 31,
                                                      1995              1994
                                                   -----------      -----------
                                                   (Unaudited)
CURRENT ASSETS
  Cash                                             $        64      $        37
                                                   -----------      -----------

TOTAL ASSETS                                       $        64      $        37
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                         $   109,310      $   109,310
  Loans payable - related party (Note 5)               131,398          108,898
                                                   -----------      -----------

       Total Current Liabilities                       240,708          218,208
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                    --               --
                                                   -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   9,311,234 and 9,311,234
   shares issued and outstanding,
   respectively                                          9,311            9,311
  Capital in excess of par value                     8,072,306        8,072,306
  Deficit accumulated during
   the development stage                            (8,322,261)      (8,299,788)
                                                   -----------      -----------

       Total Stockholders' Equity (Deficit)           (240,644)        (218,171)
                                                   -----------      -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                    $        64      $        37
                                                   ===========      ===========

   The acompanying notes are an integral part of these financial statements.

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          From Inception
                                                For the Three              on October 3,
                                            Months Ended March 31,         1988 Through
                                         ----------------------------        March 31,
                                            1995              1994            1995
                                         -----------      -----------     --------------
REVENUE                                  $      --        $      --        $      --
                                         -----------      -----------      -----------
OPERATING EXPENSES                              --               --               --
                                         -----------      -----------      -----------
OPERATING LOSS                                  --               --               --
                                         -----------      -----------      -----------
OTHER INCOME AND (EXPENSES)
     Loss on discontinued operations         (22,473)         (25,741)      (8,322,261)
                                         -----------      -----------      -----------
NET LOSS                                 $   (22,473)     $   (25,741)     $(8,322,261)
                                         ===========      ===========      ===========
Loss Per Share                           $     (0.00)     $     (0.00)     $     (1.26)
                                         ===========      ===========      ===========
Weighted Average Number
 of Shares Outstanding                     9,311,234        9,311,234        6,605,206
                                         ===========      ===========      ===========

   The acompanying notes are an integral part of these financial statements.

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


   The acompanying notes are an integral part of these financial statements.

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock         Capital in        During the
                                           --------------------      Excess of       Development
                                            Shares       Amount      Par Value          Stage
                                           ---------     ------     -----------     -------------
Balance, December 31, 1990                 5,456,667     $5,457     $ 2,534,278      $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share            113,917        114         523,636             --

Shares issued in private
 placement at $3.00 per share                668,333        668       2,004,332             --

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                          400,000        400       1,199,600             --

Costs of private placement                      --         --          (218,523)            --

Contribution of assets by an
 officer and director                           --         --             1,350             --

Net loss for the year ended
 December 31, 1991                              --         --              --         (2,245,287)
                                           ---------     ------     -----------      -----------
Balance, December 31, 1991                 6,638,917      6,639       6,044,673       (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                              66,667         67         249,933             --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share               150,000        150         150,200             --

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share             38,333         38         172,012             --
                                           ---------     ------     -----------      -----------
Balance forward                            6,893,917     $6,894     $ 6,616,818      $(2,403,390)
                                           ---------     ------     -----------      -----------

   The acompanying notes are an integral part of these financial statements.

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

   The acompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock        Capital in      During the
                                    --------------------      Excess of     Development
                                     Shares       Amount      Par Value        Stage
                                    ---------     ------     -----------    -----------
Balance, December 31, 1992          8,423,693     $8,423     $7,749,069     $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share         53,333         53         19,947            --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share        83,333         84            166            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share          50,000         50          9,950            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share         200,000        200         39,800            --

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share         100,000        100         14,900            --

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share         180,000        180         17,820            --

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share              220,875        221        220,654            --

Net loss for the year ended
 December 31, 1993                       --         --             --          (248,136)
                                    ---------     ------     ----------     -----------
Balance, December 31, 1993          9,311,234     $9,311     $8,072,306     $(8,192,497)
                                    ---------     ------     ----------     -----------

   The acompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                       Common Stock        Capital in      During the
                                  --------------------      Excess of     Development
                                   Shares       Amount      Par Value        Stage
                                  ---------     ------     -----------    -----------
Balance, December 31, 1993        9,311,234     $9,311     $8,072,306     $(8,192,497)

Net loss for the year
 ended December 31, 1994               --         --             --          (107,291)
                                  ---------     ------     ----------     -----------
Balance, December 31, 1994        9,311,234      9,311      8,072,306      (8,299,788)

Net loss for the three months
 ended March 31, 1995                  --         --             --           (22,473)
                                  ---------     ------     ----------     -----------
Balance, March 31, 1995           9,311,234     $9,311     $8,072,306     $(8,322,261)
                                  =========     ======     ==========     ===========

   The acompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        From Inception
                                                  For the Three          on October 3,
                                              Months Ended March 31,     1988 Through
                                              ----------------------       March 31,
                                                1995          1994           1995
                                              --------      --------    --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss from discontinued operations         $(22,473)     $(25,741)     $(8,322,261)
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization                   --            --              3,043
  Stock issued in settlement of debt              --            --          1,413,320
  Loss on disposition of assets                   --            --          3,206,791
  Increase (decrease) in accounts payable         --            --            109,310
                                              --------      --------      -----------
     Net Cash (Used) by
      Operating Activities                     (22,473)      (25,741)      (3,589,797)
                                              --------      --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                        --            --            (10,784)
  Purchase of product marketing rights            --            --             (1,250)
  Purchase of promotional video                   --            --            (50,000)
                                              --------      --------      -----------
     Net Cash Provided (Used) by
      Investing Activities                        --            --            (62,034)
                                              --------      --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                             --          30,000          384,140
  Proceeds from sale of common stock            22,500          --          3,267,755
                                              --------      --------      -----------
     Net Cash Provided (Used) by
      Financing Activities                    $ 22,500      $ 30,000      $ 3,651,895
                                              --------      --------      -----------

   The acompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                      From Inception
                                                 For the Three         on October 3,
                                             Months Ended March 31,    1988 Through
                                             ----------------------      March 31,
                                                1995        1994           1995
                                              --------    --------    --------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                       $27      $4,259        $       64

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              37          30              --
                                                 ---      ------        ----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                   $64      $4,289        $       64
                                                 ===      ======        ==========
SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                                  $--      $ --          $     --
  Income taxes paid                              $--      $ --          $     --

NON-CASH FINANCING ACTIVITIES
 Stock issued for note                           $--      $ --          $2,498,750
 Stock issued in settlement of debt              $--      $ --          $1,413,320
 Purchase of Bioreactor through
  assignment of note                             $--      $ --          $2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                                $--      $ --          $2,200,000

   The acompanying notes are an integral part of these financial statements.

                                      F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1995 and December 31, 1994
                                   (Unaudited)

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

         f. Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totalling $8,299,788 at December 31, 1994, expire in 2009. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1995 and December 31, 1994
                                   (Unaudited)

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

NOTE 2 - STOCK ISSUANCES

         During the three months ended March 31, 1995, there were no stock issuances.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1995, the Company received cash advances from a shareholder in the amount of $22,500. The amounts advanced are non-interest bearing and are due on demand.

                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                      March 31, 1995 and December 31, 1994
                                   (Unaudited)

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

                                               ADVANCED BIOLOGICAL SYSTEMS, INC.

                                               By  /s/  Emanuel A. Floor
                                                   -----------------------------
                                                   Emanuel A. Floor, President

Dated:  June 30, 1996