Form 10QSB
period 1995-06-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/xx/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995

                                       or

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:         33-25647-D
                       ---------------------------------------------------------

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

                                                                 / / Yes / x/ No

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

                      [JONES, JENSEN & COMPANY LETTERHEAD]


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah


The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of June 30, 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and six months ended June 30, 1995 and 1994 and from inception on October 3, 1988 through June 30, 1995 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1994 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996



                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                            June 30,            December 31,
                                                                              1995                  1994
                                                                        ------------------    ------------------
                                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                                  $           -         $               37
                                                                        ------------------    ------------------

TOTAL ASSETS                                                            $           -         $               37
                                                                        ==================    ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Cash overdraft                                                        $              837    $           -
  Accounts payable - trade                                                         109,310               109,310
  Loans payable - related parties                                                  131,398               108,898
                                                                        ------------------    ------------------

       Total Current Liabilities                                                   241,545               218,208
                                                                        ------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)                                              -                     -
                                                                        ------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                                     -                     -
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   9,311,234 shares
   issued and outstanding                                                            9,311                 9,311
 Capital in excess of par value                                                  8,072,306             8,072,306
 Deficit accumulated during
   the development stage                                                        (8,323,162)           (8,299,788)
                                                                        ------------------    ------------------

       Total Stockholders' Equity (Deficit)                                       (241,545)             (218,171)
                                                                        ------------------    ------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                         $           -         $               37
                                                                        ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                From Inception
                                For the Three Months                 For the Six Months          on October 3,
                                   Ended June 30,                      Ended June 30,            1988 Through
                         ---------------------------------   ---------------------------------     June 30,
                              1995               1994              1995              1994            1995
                         --------------    ---------------   ---------------   ---------------    ---------
REVENUE                  $       -         $        -        $        -        $        -         $       -
                         --------------    ---------------   ---------------   ---------------    ---------

OPERATING
 EXPENSES                        -                  -                 -                 -                 -
                         --------------    ---------------   ---------------   ---------------    ---------

OPERATING
 LOSS                              -                -                 -                 -                 -
                         ----------------  ---------------   ---------------   ---------------    ---------

OTHER INCOME
 AND (EXPENSES)

  Loss on
   discontinued
   operations                      (901)           (17,241)          (23,374)          (42,982)       (8,323,162)
                         --------------    ---------------   ---------------   ---------------    --------------

NET LOSS                 $         (901)   $       (17,241)  $       (23,374)  $       (42,982)   $   (8,323,162)
                         ==============    ===============   ===============   ===============    ==============

Loss Per Share           $        (0.00)   $         (0.00)  $         (0.00)  $         (0.00)   $        (1.26)
                         ==============    ===============   ===============   ===============    ==============

Weighted Average
 Number of Shares
 Outstanding                  9,311,234          9,311,234         9,311,234         9,311,234         6,605,206
                         ==============     ==============   ===============   ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock               Capital in        During the
                                           ---------------------------------      Excess of        Development
                                                Shares            Amount          Par Value           Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, October 3, 1988                            -        $        -        $        -         $       -

Shares issued to incorporators
 for $0.0012 per share                           3,306,668             3,307               693            -

Net loss for the year ended
 December 31, 1988                                  -                 -                 -                   (164)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1988                       3,306,668             3,307               693              (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                                 1,733,332             1,733            63,267            -

Costs of public offering                            -                 -                (29,265)           -

Net loss for the year ended
 December 31, 1989                                  -                 -                 -                (28,341)
                                         -----------------   ---------------   ---------------    --------------

Balance, December 31, 1989                       5,040,000             5,040            34,695           (28,505)

Shares of restricted common
 stock issued for $6.00 per share                  416,667               417         2,499,583            -

Net loss for the year ended
 December 31, 1990                                  -                 -                 -               (129,598)
                                         -----------------   ---------------   ---------------    --------------

Balance, December 31, 1990                       5,456,667   $         5,457   $     2,534,278    $     (158,103)
                                         -----------------   ---------------   ---------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                     Common Stock                Capital in         During the
                                         -----------------------------------      Excess of        Development
                                               Shares             Amount          Par Value           Stage
                                         -----------------   ---------------   ---------------    --------------
Balance, December 31, 1990                       5,456,667   $         5,457   $     2,534,278    $     (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share                  113,917               114           523,636            -

Shares issued in private
 placement at $3.00 per share                      668,333               668         2,004,332            -

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                                400,000               400         1,199,600            -

Costs of private placement                          -                 -               (218,523)           -

Contribution of assets by an
 officer and director                               -                 -                  1,350            -

Net loss for the year ended
 December 31, 1991                                  -                 -                 -             (2,245,287)
                                         -----------------   ---------------   ---------------    --------------

Balance, December 31, 1991                       6,638,917             6,639         6,044,673        (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                                    66,667                67           249,933            -

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share                     150,000               150           150,200            -

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share                   38,333                38           172,012            -
                                         -----------------   ---------------   ---------------    --------------

Balance forward                                  6,893,917   $         6,894   $     6,616,818    $   (2,403,390)
                                         -----------------   ---------------   ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                     Common Stock                Capital in         During the
                                         -----------------------------------      Excess of        Development
                                               Shares            Amount           Par Value           Stage
                                         -----------------   ---------------   ---------------    --------------
Balance forward                                  6,893,917   $         6,894   $     6,616,818    $   (2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                                   83,333                83               167            -

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                                    (12)           -                 -                 -

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share                        100,000               100            99,900            -

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share                        350,000               350           104,650            -

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share                       25,000                25            49,975            -

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share                  134,360               134            50,551            -

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share                        837,095               837           836,258            -

Costs of private placements                         -                 -                 (9,250)           -

Net loss for the year ended
 December 31, 1992                                  -                 -                 -             (5,540,971)
                                         -----------------   ---------------   ---------------    --------------

Balance, December 31, 1992                       8,423,693   $         8,423   $     7,749,069    $   (7,944,361)
                                         -----------------   ---------------   ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                       Common Stock              Capital in         During the
                                           ---------------------------------      Excess of        Development
                                                Shares           Amount           Par Value           Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1992                       8,423,693   $         8,423   $     7,749,069    $   (7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share                      53,333                53            19,947            -

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share                     83,333                84               166            -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                       50,000                50             9,950            -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                      200,000               200            39,800            -

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share                      100,000               100            14,900            -

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share                      180,000               180            17,820            -

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share                           220,875               221           220,654            -

Net loss for the year ended
 December 31, 1993                                  -                 -                 -               (248,136)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1993                       9,311,234             9,311         8,072,306        (8,192,497)
                                           ---------------   ---------------   ---------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                     Common Stock                Capital in        During the
                                           ---------------------------------      Excess of        Development
                                                Shares           Amount           Par Value           Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1993                       9,311,234   $         9,311   $     8,072,306    $   (8,192,497)

Net loss for the year
 ended December 31, 1994                            -                 -                 -               (107,291)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1994                       9,311,234             9,311         8,072,306        (8,299,788)

Net loss for the six months
 ended June 30, 1995                                -                 -                 -                (23,374)
                                           ---------------   ---------------   ---------------    --------------

Balance, June 30, 1995                           9,311,234   $         9,311   $     8,072,306    $   (8,323,162)
                                           ===============   ===============   ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 For the Three Months                For the Six Months             From Inception
                                                    Ended June 30,                      Ended June 30,               on October 3,
                                           --------------------------------    ---------------------------------     1988 Through
                                                                                                                       June 30,
                                                1995              1994               1995               1994             1995
                                           --------------    --------------    ---------------   ---------------    --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations                  $         (901)   $      (17,241)   $      (23,374 )  $       (42,982)   $   (8,323,162)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities
  Depreciation and amortization                    -                 -                  -                 -                  3,043
  Stock issued in settlement of
   debt                                            -                 -                  -                 -              1,413,320
  Loss on disposition of assets                    -                 -                  -                 -              3,206,791
  Increase (decrease) in cash
   overdraft                                          837            -                     837            -                    837
  Increase (decrease) in
   accounts payable                                -                 -                  -                 -                109,310
                                           --------------    --------------    ---------------   ---------------    --------------

        Net Cash (Used) by
         Operating Activities              $          (64)   $      (17,241)   $       (22,537)  $       (42,982)   $   (3,589,861)
                                           --------------    --------------    ---------------   ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                 For the Three Months                 For the Six Months            From Inception
                                                     Ended June 30,                      Ended June 30,              on October 3,
                                           --------------------------------    ---------------------------------     1988 Through
                                                                                                                       June 30,
                                                1995              1994               1995               1994             1995
                                           --------------    --------------    ---------------   ---------------    --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                 $       -         $       -         $        -        $        -         $      (10,784)
  Purchase of product
   marketing rights                                -                 -                  -                 -                 (1,250)
  Purchase of promotional video                    -                 -                  -                 -                (50,000)
                                           --------------    --------------    ---------------   ---------------    --------------

        Net Cash Provided (Used)
         by Investing Activities                   -                 -                  -                 -                (62,034)
                                           --------------    --------------    ---------------   ---------------    --------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                              -                 16,000             22,500            46,000           384,140
  Proceeds from sale of
   common stock                                    -                 -                  -                 -              3,267,755
                                           --------------    --------------    ---------------   ---------------    --------------

        Net Cash Provided (Used)
         by Financing Activities                   -                 16,000             22,500            46,000         3,651,895
                                           --------------    --------------    ---------------   ---------------    --------------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                          (64)           (1,241)               (37)            3,018            -

CASH AND CASH
 EQUIVALENTS, BEGINNING OF
 PERIOD                                                64             4,289                 37                30            -
                                           --------------      ------------    ---------------   ---------------    --------------

CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD                                    $       -         $        3,048    $        -        $         3,048    $       -
                                           ==============    ==============    ===============   ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                                                    From Inception
                                                 For the Three Months                  For the Six Months            on October 3,
                                                     Ended June 30,                      Ended June 30,              1988 Through
                                           --------------------------------    ---------------------------------        June 30,
                                                1995              1994                1995             1994               1995
                                           --------------    --------------    ---------------   ---------------    --------------
Supplemental Cash Flow
 Disclosures

  Interest paid                            $       -         $       -         $        -        $        -         $       -
  Income taxes paid                        $       -         $       -         $        -        $        -         $       -

Non-Cash Financing Activities

 Stock issued for note                     $       -         $       -         $        -        $        -         $    2,498,750
 Stock issued in settlement of
  debt                                     $       -         $       -         $        -        $        -         $    1,413,320
 Purchase of Bioreactor through
  assignment of note                       $       -         $       -         $        -        $        -         $    2,150,000
 Acquisition of product marketing
  rights through issuance of notes
  and stock                                $       -         $       -         $        -        $        -         $    2,200,000


   The accompanying notes are an integral part of these financial statements.

                                       F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       June 30, 1995 and December 31, 1994
                                   (Unaudited)

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

                d.     Deferred Offering Costs

                In connection with the public offering of the Company's common stock (see Note 2), all costs were accumulated as deferred charges. The deferred charges were offset against capital in excess of par value upon successful completion of the offering.

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



                                       F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1995 and December 31, 1994
                                   (Unaudited)

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

NOTE 2 - STOCK ISSUANCES

                During the three months ended June 30, 1995, there were no stock issuances.

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

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

                For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. As of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,999 at December 31,1992. The Company's management believes that the risk that the Company will be required to pay any of the disputed amounts is remote.


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

                                               ADVANCED BIOLOGICAL SYSTEMS, INC.


                                               By  /Emanuel A. Floor/
                                                 -------------------------------
                                                  Emanuel A. Floor, President

Dated:  June 30, 1996