Form 10QSB
period 1995-09-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

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


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         [  ]  Yes   [ X ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of July 8, 1966 is 27,781,234 shares, all of one class of $.001 par value common stock.

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------

                                     PART I

Item 1.     Financial Statements                                     F1-F13

Item 2.     Management's Discussion and Analysis of Financial         3-5
              Condition and Results of Operations and Plan of Operations


                                    PART II

Item 1.     Legal Proceedings                                           6

Item 2.     Changes in Securities                                       6

Item 3.     Defaults Upon Senior Securities                             6

Item 4.     Submission of Matters to a
              Vote of Security Holders                                  6

Item 5.     Other Information                                           6

Item 6.     Exhibits and Reports on Form 8-K                            6

Signatures                                                              7

                       JONES, JENSEN & COMPANY LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of September 30, 1995 and the related statements of operations stockholders' equity (deficit), and cash flows for the three months and nine months ended September 30, 1995 and 1994 and from inception on October 3, 1988 through September 30, 1995 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1994 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company
Jones, Jensen & Company
April 8, 1996

                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                       September 30,          December 31,
                                                                          1995                    1994
                                                                      -------------          -------------
                                                                       (Unaudited)
CURRENT ASSETS

  Cash                                                                $       126            $        37
                                                                      -----------            -----------

TOTAL ASSETS                                                          $       126            $        37
                                                                      ===========            ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                                            $   109,310            $   109,310
  Loan payable - related party                                            140,398                108,898
                                                                      -----------            -----------

       Total Current Liabilities                                          249,708                218,208
                                                                      -----------            -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                        -                      -
                                                                      -----------            -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                                           -                      -
  Common stock, $0.001 par value,
   30,000,000 shares authorized,
   9,311,234 and 9,311,234 shares
   issued and outstanding,
   respectively                                                             9,311                  9,311
  Capital in excess of par value                                        8,072,306              8,072,306
  Deficit accumulated during
   the development stage                                               (8,331,199)            (8,299,788)
                                                                      -----------            -----------
       Total Stockholders' Equity (Deficit)                              (249,582)              (218,171)
                                                                      -----------            -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                       $       126            $        37
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

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      From Inception
                                                                                                       on October 3,
                                      For the Three Months Ended       For the Nine Months Ended       1988 Through
                                              September 30,                 September 30,             September 30,
                                     ---------------------------     ---------------------------
                                         1995              1994          1995               1994           1995
                                         ----              ----          ----               ----           ----
REVENUE                            $        -        $        -   $        -          $        -     $        -
                                   ----------        ----------   ----------          ----------     ----------

OPERATING EXPENSES                          -                 -            -                   -              -
                                   ----------        ----------   ----------          ----------     ----------

OPERATING LOSS                              -                 -            -                   -              -
                                   ----------        ----------   ----------          ----------     ----------

OTHER INCOME AND
 (EXPENSES)

   Loss on discontinued
    operations                         (8,037)          (19,042)     (31,411)            (62,024)    (8,331,199)
                                   ----------        ----------   ----------          ----------     ----------

NET LOSS                             $ (8,037)         $(19,042)    $(31,411)          $ (62,024)   $(8,331,199)
                                   ==========        ==========   ==========          ==========    ===========

Loss Per Share                       $  (0.00)         $  (0.00)    $  (0.00)          $   (0.01)   $     (1.26)
                                   ==========        ==========   ==========          ==========    ===========

Weighted Average Number
 of Shares Outstanding              9,311,234         9,311,234    9,311,234           9,311,234      6,605,206
                                   ==========        ==========   ==========          ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                                       F3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Capital in          During the
                                                    Common Stock                   Excess of         Development
                                              Shares          Amount              Par Value            Stage
                                              ------          ------              ---------            -----
Balance, October 3, 1988                         -           $     -        $    -                 $      -

Shares issued to incorporators
 for $0.0012 per share                        3,306,668          3,307              693                   -

Net loss for the year ended
 December 31, 1988                               -                 -             -                      (164)
                                              ---------      ---------      -----------            ----------

Balance, December 31, 1988                    3,306,668          3,307              693                 (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                              1,733,332          1,733           63,267                   -

Costs of public offering                         -                 -            (29,265)                  -

Net loss for the year ended
 December 31, 1989                               -                 -             -                  (28,341)
                                              ---------      ---------      -----------            ----------

Balance, December 31, 1989                    5,040,000          5,040           34,695             (28,505)

Shares of restricted common
 stock issued for $6.00 per share               416,667            417        2,499,583                   -

Net loss for the year ended
 December 31, 1990                               -                 -             -                 (129,598)
                                              ---------      ---------      -----------            ----------

Balance, December 31, 1990                    5,456,667      $   5,457      $ 2,534,278           $(158,103)
                                              ---------      ---------      -----------           ---------


   The accompanying notes are an integral part of these financial statements.

                                       F4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                              Capital in           During the
                                                        Common Stock                           Excess of          Development
                                                 Shares            Amount                      Par Value             Stage
                                                 ------            ------                      ---------             -----
Balance, December 31, 1990                       5,456,667      $     5,457                 $   2,534,278        $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share                  113,917              114                       523,636                -

Shares issued in private
 placement at $3.00 per share                      668,333              668                     2,004,332                -

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                                400,000              400                     1,199,600                -

Costs of private placement                          -                -                           (218,523)               -

Contribution of assets by an
 officer and director                               -                -                              1,350                -

Net loss for the year ended
 December 31, 1991                                  -                -                             -               (2,245,287)
                                                 ---------      -----------                 -------------          -----------

Balance, December 31, 1991                       6,638,917            6,639                     6,044,673          (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                                    66,667               67                       249,933                -

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share                     150,000              150                       150,200                -

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share                   38,333               38                       172,012                -
                                                 ---------      -----------                 -------------         ------------

Balance forward                                  6,893,917      $     6,894                 $   6,616,818         $ (2,403,390)
                                                 ---------      -----------                 -------------         -------------

   The accompanying notes are an integral part of these financial statements.

                                       F5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Capital in       During the
                                                   Common Stock              Excess of      Development
                                             Shares            Amount        Par Value         Stage
                                             ------            ------        ---------         -----
Balance forward                             6,893,917      $   6,894      $ 6,616,818      $ (2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                              83,333             83              167            -

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                               (12)             -                -            -

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share                   100,000            100           99,900            -

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share                   350,000            350          104,650            -

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share                  25,000             25           49,975            -

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share             134,360            134           50,551            -

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share                   837,095            837          836,258            -

Costs of private placements                    -                   -           (9,250)           -

Net loss for the year ended
 December 31, 1992                             -                   -                -        (5,540,971)
                                            ---------      ---------      -----------      ------------

Balance, December 31, 1992                  8,423,693      $   8,423      $ 7,749,069      $ (7,944,361)
                                            ---------      ---------      -----------      ------------


   The accompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                             Capital in        During the
                                                 Common Stock                Excess of         Development
                                          Shares          Amount             Par Value            Stage
                                          ------          ------             ---------            -----
Balance, December 31, 1992               8,423,693      $   8,423           $7,749,069        $ (7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share              53,333             53               19,947            -

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share             83,333             84                  166            -

Shares issued on May 26, 1993
 in private placement at $0.20
 per share                                  50,000             50                9,950            -

Shares issued on May 26, 1993
 in private placement at $0.20
 per share                                 200,000            200               39,800            -

Shares issued on July 9, 1993
 in private placement at $0.15
 per share                                 100,000            100               14,900            -

Shares issued on August 18,
 1993 in private placement at
 $0.10 per share                           180,000            180               17,820            -

Shares issued during December
 1993 in settlement of debt at
 $1.00 per share                           220,875            221              220,654            -

Net loss for the year ended
 December 31, 1993                          -                   -                    -            (248,136)
                                         ---------      ---------           ----------        -------------

Balance, December 31, 1993               9,311,234      $   9,311           $8,072,306        $ (8,192,497)
                                         ---------      ---------           ----------        -------------


   The accompanying notes are an integral part of these financial statements.

                                       F7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                           Capital in           During the
                                               Common Stock                 Excess of          Development
                                         Shares          Amount            Par Value              Stage
                                         ------          ------            ---------              -----

Balance, December 31, 1993              9,311,234      $  9,311          $ 8,072,306          $ (8,192,497)

Net loss for the year
  ended December 31, 1994                  -             -                    -                   (107,291)
                                        ---------      --------          -----------          -------------

Balance, December 31, 1994              9,311,234         9,311            8,072,306            (8,299,788)

Net loss for the nine months
 ended September 30,1995                   -             -                    -                    (31,411)
                                        ---------      --------          -----------          -------------

Balance, September 30, 1995             9,311,234      $  9,311          $ 8,072,306          $ (8,331,199)
                                        =========      ========          ===========          =============


   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    From Inception
                                            For the Three Months Ended  For the Nine Months Ended    on October 3,
                                                   September 30,              September 30,          1988 Through
                                            --------------------------  -------------------------    September 30,
                                               1995          1994          1995          1994             1995
                                            ---------     ----------     --------     ---------      ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from discontinued
  operations                                  $(8,037)     $(19,042)     $(31,411)     $(62,024)     $(8,331,199)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities

  Depreciation and amortization                   --            --            --            --            3,043
  Stock issued in settlement of
   debt                                           --            --            --            --        1,413,320
  Loss on disposition of assets                   --            --            --            --        3,206,791
  Increase (decrease) in cash
   overdraft                                    (837)            --            --            --               --
  Increase (decrease)
    in accounts payable
    and accrued expenses                          --            --            --            --          109,310
                                              ------       -------       -------       -------       ----------

             Net Cash (Used) by
              Operating Activities            (8,874)      (19,042)      (31,411)     (62,024)      (3,598,735)
                                              ------       -------       -------       -------       ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                        --            --            --            --          (10,784)
  Purchase of product marketing
   rights                                         --            --            --            --           (1,250)
  Purchase of promotional video                   --            --            --            --          (50,000)
                                              ------       -------       -------       -------       ----------

              Net Cash Provided (Used)
                by Investing Activities       $   --       $    --       $    --       $    --       $  (62,034)
                                              ------       -------       -------       -------       ----------



   The accompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              From Inception
                                   For the Three Months Ended   For the Nine Months Ended      on October 3,
                                        September 30,                  September 30,           1988 Through
                                   --------------------------   -------------------------      September 30,
                                       1995       1994                  1995        1994          1995
                                   ----------   ---------             --------    --------    ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                    $9,000       $ 18,600        $31,500       $64,600       $  393,140
  Proceeds from sale of common
   stock                                     --             --             --            --        3,267,755
                                         ------       --------        -------       -------       ----------

             Net Cash Provided by
              Financing Activities        9,000         18,600         31,500        64,600        3,660,895
                                         ------       --------        -------       -------       ----------

NET INCREASE (DECREASE) IN
 CASH  AND CASH
 EQUIVALENTS                                126           (442)            89         2,576              126

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         --          3,048             37            30               --
                                         ------       --------        -------       -------       ----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $  126       $  2,606        $   126       $ 2,606       $      126
                                         ======       ========        =======       ========      ==========

   The accompanying notes are an integral part of these financial statements.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           From Inception
                                                For the Three Months Ended   For the Nine Months Ended      on October 3,
                                                      September 30,              September 30,              1988 Through
                                                --------------------------   -------------------------       September 30,
                                                   1995         1994          1995           1994                1995
                                                --------     -------         ------         -------        --------------
Supplemental Cash Flow
  Disclosures

    Interest paid                               $    --      $    --         $  --           $  --           $    --
    Income taxes paid                           $    --      $    --         $  --           $  --           $    --

Non-Cash Financing Activities

  Stock issued for note                         $    --      $    --         $  --           $  --           $ 2,498,750
  Stock issued in settlement of
    debt                                        $    --      $    --         $  --           $  --           $ 1,413,320
  Purchase of Bioreactor through
    assignment of note                          $    --      $    --         $  --           $  --           $ 2,150,000
  Acquisition of product marketing
    rights through issuance of
    notes and stock                             $    --      $    --         $  --           $  --           $ 2,200,000




   The accompanying notes are an integral part of these financial statements.




                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1995 and December 31, 1994
                                   (Unaudited)

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




                                       F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                    September 30, 1995 and December 31, 1994
                                   (Unaudited)

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

NOTE 5 -COMMITMENTS AND CONTINGENCIES

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






                                      F13

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

         The Company is subject to the reporting requirements under the Securities Exchange Act of 1934. Notwithstanding such requirements, the last report filed by the Company (exclusive of a Form 8-K with the date of report of December 18, 1994, filed December 28, 1994) was a Form 10-Q for its quarter year ended September 30, 1992. The Company, during the first six months of 1996 embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard has prepared and filed (or is in the process of filing) the following reports as indicated:

Form 10-KSB for calendar year ended December 31, 1992
Forms 10-QSB for quarters ended March 31, 1993, June 30, 1993 and
September 30, 1993
Form 10-KSB for calendar year ended December 31, 1993
Forms 10-QSB for quarters ended March 31, 1994, June 30, 1994 and
September 30, 1994
Form 10-KSB for calendar year ended December 31, 1994
Forms 10-QSB for quarters ended March 31, 1995, June 30, 1995 and
September 30, 1995
Form 10-KSB for calendar year ended December 31, 1995 and Form 10-KSB for quarter ended March 31, 1996

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

         Such reports further indicate that from time to time, and as management felt the need arose, the Company utilized sale of its securities for purposes of obtaining operating capital and /or in order to settle certain outstanding indebtedness. For a complete summarization of all shares of Company common stock issued from inception through December 31, 1995, reference is herewith made to the audited statement of stockholders' equity as same appears in the Company's Form 10-KSB for calendar year ended December 31, 1995.

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