Form 10KSB
period 1995-12-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ ]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the calendar year ended                 December 31, 1995
                                 -----------------------------------------------

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the transition period from                         to
                                    -----------------------    -----------------

                   Commission file number        33-25647-D
                                          --------------------------------------

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

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes     No xx
                                                                   ---    ---
                                        1

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

                                      None

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I

Item 1.   Description of Business                                          5

Item 2.   Description of Property                                          5

Item 3.   Legal Proceedings                                                5

Item 4.   Submission of Matters to a Vote of
           Security Holders                                                5

PART II

Item 5.   Market For Common Equity and Related
           Stockholder Matters                                             6

Item 6.   Management's Plan of Operation                                   7

Item 7.   Financial Statements                                             9
                                                                        F1 - F14

Item 8.   Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure                                           10

PART III

Item 9.   Directors, Executive Officers, Promoters
           and Control Persons; Compliance With
           Section 16(a) of the Exchange Act                              10

Item 10.  Executive Compensation                                          11

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management                                          11

Item 12.  Certain Relationships and Related
           Transactions                                                   13

Item 13.  Exhibits, List and Reports on Form 8-K                          13

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

Calendar Year Ended December 30, 1994               Quarterly Common Stock Price
            By Quarter                                       Ranges (1)
- -------------------------------------               ----------------------------
Quarter                Date                         High                    Low
- -------                ----                         ----                    ---
 1st               March 31, 1994                   $ .209                $ .149
 2nd               June 30, 1994                    $ .209                $ .209
 3rd               September 30, 1994               $ .209                $ .07
 4th               December 31, 1994                $ .089                $ .08

Calendar Year Ended December 30, 1995               Quarterly Common Stock Price
            By Quarter                                       Ranges (1)
- -------------------------------------               ----------------------------
Quarter                Date                         High                    Low
- -------                ----                         ----                    ---
 1st               March 31, 1995                   $ .08                 $ .07
 2nd               June 30, 1995                    $ .07                 $ .04
 3rd               September 30, 1995               $ .04                 $ .02
 4th               December 31, 1995                $ .02                 $ .01

Calendar Year Ended December 30, 1996               Quarterly Common Stock Price
            By Quarter                                       Ranges (1)
- -------------------------------------               ----------------------------
Quarter                Date                         High                    Low
- -------                ----                         ----                    ---
 1st               March 31, 1996                   $ .015                $ .015
 2nd               June 30, 1996                    $ .22                 $ .015

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

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-14 inclusive of this Form 10-KSB, which pages follow this page.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                           DECEMBER 31, 1995 AND 1994

                                    CONTENTS

                                                                       Page
                                                                       ----
Independent Auditor's Report                                           F-1
Balance Sheets                                                         F-2
Statements of Operations                                               F-3
Statements of Stockholders' Equity (Deficit)                           F-4
Statements of Cash Flows                                               F-9
Notes to Financial Statements                                        F-12 - F-14

                      [JONES, JENSEN & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993 and from the date of inception on October 3, 1988 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biological Systems, Inc. (A Development Stage Company) as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, and from the date of inception on October 3, 1988 through December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating revenues to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 4, 1996


                                       F1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    December 31,     December 31,
                                                       1995             1994
                                                    -----------      -----------
CURRENT ASSETS
     Cash                                           $    45,598      $        37
                                                    -----------      -----------
TOTAL ASSETS                                        $    45,598      $        37
                                                    ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - trade                       $    68,429      $   109,310
     Loans payable - related parties (Note 5)              --            108,898
                                                    -----------      -----------
       Total Current Liabilities                         68,429          218,208
                                                    -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 7)                     --               --
                                                    -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, 5,000,000 shares
      authorized at $0.001 par value; no shares
      issued and outstanding                               --               --
     Common stock, 50,000,000 shares
      authorized at $0.001 par value;
      26,711,234 and 9,311,234 shares
      issued and outstanding, respectively               26,711            9,311
     Capital in excess of par value                   8,295,304        8,072,306
     Deficit accumulated during
      the development stage                          (8,344,846)      (8,299,788)
                                                    -----------      -----------
        Total Stockholders' Equity (Deficit)            (22,831)        (218,171)
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $    45,598      $        37
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                       F2

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                               From Inception
                                                                                on October 3,
                                  For the Years Ended December 31,              1988 Through
                            ----------------------------------------------      December 31,
                                 1995             1994             1993             1995
                            ------------      -----------      -----------     --------------
REVENUE                     $       --        $      --        $      --        $      --
                            ------------      -----------      -----------      -----------
EXPENSES                            --               --               --               --
                            ------------      -----------      -----------      -----------
OPERATING INCOME (LOSS)             --               --               --               --
                            ------------      -----------      -----------      -----------
LOSS ON DISCONTINUED
 OPERATIONS                      (45,058)        (107,291)        (248,136)      (8,344,846)
                            ------------      -----------      -----------      -----------
NET LOSS                    $    (45,058)     $  (107,291)     $  (248,136)     $(8,344,846)
                            ============      ===========      ===========      ===========
Loss Per Share              $      (0.00)     $     (0.01)     $     (0.03)     $     (1.11)
                            ============      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        12,858,631        9,311,234        8,935,019        7,498,973
                            ============      ===========      ===========      ===========

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

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                              Deficit
                                                                            Accumulated
                                       Common Stock          Capital in     During the
                                    --------------------      Excess of     Development
                                     Shares       Amount      Par Value        Stage
                                    ---------     ------     ----------     -----------
Balance, December 31, 1992          8,423,693     $8,423     $7,749,069     $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share         53,333         53         19,947            --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share        83,333         84            166            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share          50,000         50          9,950            --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share         200,000        200         39,800            --

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share         100,000        100         14,900            --

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share         180,000        180         17,820            --

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share              220,875        221        220,654            --

Net loss for the year ended
 December 31, 1993                       --         --             --          (248,136)
                                    ---------     ------     ----------     -----------
Balance, December 31, 1993          9,311,234      9,311      8,072,306      (8,192,497)

Net loss for the year ended
 December 31, 1994                       --         --             --          (107,291)
                                    ---------     ------     ----------     -----------
Balance, December 31, 1994          9,311,234     $9,311     $8,072,306     $(8,299,788)
                                    ---------     ------     ----------     -----------

   The accompanying notes are an integral part of these financial statements.

                                       F6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                                Deficit
                                                                              Accumulated
                                        Common Stock           Capital in     During the
                                    ---------------------       Excess of     Development
                                     Shares        Amount       Par Value        Stage
                                    ---------      ------      ----------     -----------
Balance, December 31, 1994           9,311,234     $ 9,311     $8,072,306     $(8,299,788)

Shares issued during December
 1995 in settlement of debt at
 approximately $0.01 per share      14,000,000      14,000        126,398            --

Shares issued during December
 1995 in private placement at
 approximately $0.029 per share      3,400,000       3,400         96,600            --

Net loss for the year ended
 December 31, 1995                        --          --             --           (45,058)
                                    ----------     -------     ----------     -----------
Balance, December 31, 1995          26,711,234     $26,711     $8,295,304     $(8,344,846)
                                    ==========     =======     ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                       F8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                  on October 3,
                                         For the Years Ended December 31,         1988 Through
                                      --------------------------------------      December 31,
                                        1995           1994           1993           1995
                                      --------      ---------      ---------     --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from discontinued
   operations                         $(45,058)     $(107,291)     $(248,136)     $(8,344,846)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Depreciation and amortization         --             --             --              3,043
    Stock issued in settlement
     of debt                              --             --          220,875        1,413,320
    Loss on disposition of assets         --             --            9,411        3,206,791
    Increase (decrease) in
     cash overdraft                       --             --              (64)            --

    Increase (decrease) in
     accounts payable                  (40,881)        31,198       (118,104)          68,429
                                      --------      ---------      ---------      -----------
         Net Cash Provided (Used)
         by Operating Activities      $(85,939)     $ (76,093)     $(136,018)     $(3,653,263)
                                      --------      ---------      ---------      -----------

   The accompanying notes are an integral part of these financial statements.

                                       F9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                          From Inception
                                                                           on October 3,
                                     For the Years Ended December 31,      1988 Through
                                    ---------------------------------      December 31,
                                      1995         1994        1993            1995
                                    --------     -------     --------     --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of product marketing
   rights                           $   --       $  --       $   --       $    (1,250)
  Purchase of fixed assets              --          --           --           (10,784)
  Purchase of promotional video         --          --           --           (50,000)
                                    --------     -------     --------     -----------

      Net Cash Provided (Used)
       by Investing Activities          --          --           --           (62,034)
                                    --------     -------     --------     -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from loans                 31,500      76,100       32,798         393,140
  Proceeds from sale of common
   stock                             100,000        --        103,250       3,367,755
                                    --------     -------     --------     -----------
      Net Cash Provided (Used)
       by Financing Activities       131,500      76,100      136,048       3,760,895
                                    --------     -------     --------     -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS            45,561           7           30          45,598

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   37          30         --              --
                                    --------     -------     --------     -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $ 45,598     $    37     $     30     $    45,598
                                    ========     =======     ========     ===========

   The accompanying notes are an integral part of these financial statements.

                                       F10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                      From Inception
                                                                       on October 3,
                                  For the Years Ended December 31,     1988 Through
                                  --------------------------------     December 31,
                                     1995        1994     1993             1995
                                    ------       ----    ------       --------------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

  Interest paid                     $   --       $--     $   --       $     --
  Income taxes paid                 $   --       $--     $   --       $     --

  NON-CASH FINANCING
   ACTIVITIES

   Stock issued for note            $   --       $--     $   --       $2,498,750
   Purchase of Bioreactors
    through assignment of note      $   --       $--     $   --       $2,150,000
   Acquisition of product
    marketing rights through
    issuance of notes and stock     $   --       $--     $   --       $2,200,000
   Stock issued in settlement
    of debt                         $140,398     $--     $220,875     $1,553,718

   The accompanying notes are an integral part of these financial statements.

                                      F11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

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

         f. Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totaling approximately $8,340,000 at December 31, 1995, expire in 2010. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

         g. Stock Split

         On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29,1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for- 3 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.

                                      F12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1995 and 1994

NOTE 2 - STOCK ISSUANCES

         During 1995, the Company issued 14,000,000 shares of its common stock in settlement of debt at an average price of $0.01 per share. Debt was settled in the amount of $140,398. An additional 3,400,000 shares of the Company's common stock were issued in a private placement at an average price of $.029 per share. The proceeds from the private placement totaled $100,000.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         During 1995, the Company received cash advances from related parties totaling $31,500. The advances were converted to equity during the year (Note 2).

NOTE 6 - SUBSEQUENT EVENT

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

                                      F13

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                           December 31, 1995 and 1994

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. As of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,999 at December 31,1992. The Company's management believes that the risk that Company will be required to pay any of the disputed amounts in remote .

                                      F14

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1995.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of June 15, 1996 unless otherwise indicated, were as follows:

Name and Address                 Position(s) Held                       Age*
- ----------------                 ----------------                       ----
Emanuel A. Floor                 President, Secretary                   60
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

ITEM 10. EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1995 is indicated in the chart appearing directly hereinafter.

                                                                       Securities
                                                Salaries, Fees,       or Property,        Aggregate of
                           Capacities           Directors' Fees,   Insurance Benefits      Contingent
 Name of                    In Which              Commissions       or Reimbursement,       Forms of
Individual                   Served               and Bonuses       Personal Benefits     Remuneration
- ----------                 ----------           ----------------   ------------------     ------------
Emanuel A. Floor      President, Secretary,        $9,168.00           $12,852.00          $22,020.00
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1995 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the financial statements and footnotes thereto which are a part hereof.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-14 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December, 1995 no Form 8-K was filed.

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