Form 10QSB
period 1996-03-31
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-07-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to___________________

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

                      [JONES, JENSEN & COMPANY LETTERHEAD]



The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

         The accompanying balance sheet of Advanced Biological Systems, Inc. (A Development Stage Company) as of March 31, 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 1996 and 1995 and from inception on October 3, 1988 through March 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
April 8, 1996

                                       F 1

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                               March 31,      December 31,
                                                                                 1996              1995
                                                                               ---------      ------------
                                                                             (Unaudited)
CURRENT ASSETS
  Cash                                                                  $               24    $           45,598
                                                                        ------------------    ------------------

TOTAL ASSETS                                                            $               24    $           45,598
                                                                        ==================    ==================


                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                                              $           55,327    $           68,429
                                                                        ------------------    ------------------

       Total Current Liabilities                                                    55,327                68,429
                                                                        ------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)                                                   -                     -
                                                                        ------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   26,711,234 and 26,711,234
   shares issued and outstanding,
   respectively                                                                     26,711                26,711
  Capital in excess of par value                                                 8,295,304             8,295,304
  Deficit accumulated during
   the development stage                                                        (8,377,318)           (8,344,846)
                                                                        ------------------    ------------------
       Total Stockholders' Equity (Deficit)                                        (55,303)              (22,831)
                                                                        ------------------    ------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                         $               24    $           45,598
                                                                        ==================    ==================


   The accompanying notes are an integral part of these financial statements.
                                       F 2

                                         ADVANCED BIOLOGICAL SYSTEMS, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                                       From Inception
                                                                          For the Three                 on October 3,
                                                                      Months Ended March 31,            1988 Through
                                                           -----------------------------------------      March 31,
                                                                   1996                   1995              1995
                                                           -------------------   -------------------   ------------------
REVENUE                                                    $                 -   $                 -   $                -
                                                           -------------------   -------------------   ------------------
OPERATING EXPENSES                                                           -                     -                    -
                                                           -------------------   -------------------   ------------------
OPERATING LOSS                                                               -                     -                    -
                                                           -------------------   -------------------   ------------------
OTHER INCOME AND (EXPENSES)
     Loss on discontinued operations                                   (32,472)              (22,473)          (8,377,318)
                                                           -------------------   -------------------   ------------------
NET LOSS                                                   $           (32,472)  $           (22,473)  $       (8,377,318)
                                                           ===================   ===================   ==================
Loss Per Share                                             $             (0.00)  $             (0.00)  $            (1.12)
                                                           ===================   ===================   ==================
Weighted Average Number
 of Shares Outstanding                                              26,711,234             9,311,234            7,498,973
                                                           ===================   ===================   ==================


   The accompanying notes are an integral part of these financial statements.

                                       F 3

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)



                                                                                                     Deficit
                                                                                                    Accumulated
                                                        Common Stock            Capital in          During the
                                           ---------------------------------    Excess of           Development
                                                 Shares             Amount      Par Value             Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, October 3, 1988                                 -   $             -   $             -    $            -

Shares issued to incorporators
 for $0.0012 per share                           3,306,668             3,307               693                 -

Net loss for the year ended
 December 31, 1988                                       -                 -                 -              (164)
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1988                       3,306,668             3,307               693              (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                                 1,733,332             1,733            63,267                 -

Costs of public offering                                 -                 -           (29,265)                -

Net loss for the year ended
 December 31, 1989                                       -                 -                 -           (28,341)
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1989                       5,040,000             5,040            34,695           (28,505)

Shares of restricted common
 stock issued for $6.00 per share                  416,667               417         2,499,583                 -

Net loss for the year ended
 December 31, 1990                                       -                 -                 -          (129,598)
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1990                       5,456,667   $         5,457   $     2,534,278    $     (158,103)
                                           ---------------   ---------------   ---------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                       F 4

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                        Common Stock            Capital in          During the
                                           ---------------------------------    Excess of           Development
                                                 Shares             Amount      Par Value             Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1990                       5,456,667   $         5,457   $     2,534,278    $     (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share                  113,917               114           523,636                 -

Shares issued in private
 placement at $3.00 per share                      668,333               668         2,004,332                 -

Shares issued in exchange for
 product and marketing rights
 at $1.00 per share                                400,000               400         1,199,600                 -

Costs of private placement                               -                 -          (218,523)                -

Contribution of assets by an
 officer and director                                    -                 -             1,350                 -

Net loss for the year ended
 December 31, 1991                                       -                 -                 -        (2,245,287)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1991                       6,638,917             6,639         6,044,673        (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                                    66,667                67           249,933                 -

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share                     150,000               150           150,200                 -

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share                   38,333                38           172,012                 -
                                           ---------------   ---------------   ---------------    --------------

Balance forward                                  6,893,917   $         6,894   $     6,616,818    $   (2,403,390)
                                           ---------------   ---------------   ---------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                       F 5

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                        Common Stock            Capital in          During the
                                           ---------------------------------    Excess of           Development
                                                 Shares             Amount      Par Value             Stage
                                           ---------------   ---------------   ---------------    --------------
Balance forward                                  6,893,917   $         6,894   $     6,616,818    $   (2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                                   83,333                83               167                 -

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                                    (12)                -                 -                 -

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share                        100,000               100            99,900                 -

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share                        350,000               350           104,650                 -

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share                       25,000                25            49,975                 -

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share                  134,360               134            50,551                 -

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share                        837,095               837           836,258                 -

Costs of private placements                              -                 -            (9,250)                -

Net loss for the year ended
 December 31, 1992                                       -                 -                 -        (5,540,971)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1992                       8,423,693   $         8,423   $     7,749,069    $   (7,944,361)
                                           ---------------   ---------------   ---------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                       F 6

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                        Common Stock            Capital in          During the
                                           ---------------------------------    Excess of           Development
                                                 Shares             Amount      Par Value             Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1992                       8,423,693   $         8,423   $     7,749,069    $   (7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share                      53,333                53            19,947                 -

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share                     83,333                84               166                 -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                       50,000                50             9,950                 -

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share                      200,000               200            39,800                 -

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share                      100,000               100            14,900                 -

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share                      180,000               180            17,820                 -

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share                           220,875               221           220,654                 -

Net loss for the year ended
 December 31, 1993                                       -                 -                 -          (248,136)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1993                       9,311,234   $         9,311   $     8,072,306    $   (8,192,497)
                                           ---------------   ---------------   ---------------    --------------




   The accompanying notes are an integral part of these financial statements.

                                       F 7

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                    Accumulated
                                                        Common Stock            Capital in          During the
                                           ---------------------------------    Excess of           Development
                                                 Shares             Amount      Par Value             Stage
                                           ---------------   ---------------   ---------------    --------------
Balance, December 31, 1994                       9,311,234   $         9,311   $     8,072,306    $   (8,299,788)

Shares issued during December
  1995 in settlement of debt at
  approximately $0.01 per share                 14,000,000            14,000           126,398                 -

Shares issued during December
  1995 in private placement at
  approximately $0.029 per share                 3,400,000             3,400            96,600                 -

Net loss for the year
  ended December 31, 1995                                -                 -                 -           (45,058)
                                           ---------------   ---------------   ---------------    --------------

Balance, December 31, 1995                      26,711,234            26,711         8,295,304        (8,344,846)

Net loss for the three months
  ended March 31, 1996                                   -                 -                 -           (32,472)
                                           ---------------   ---------------   ---------------    --------------

Balance, March 31, 1996                         26,711,234   $        26,711   $     8,295,304    $   (8,377,318)
                                           ===============   ===============   ===============    ==============


   The accompanying notes are an integral part of these financial statements.

                                       F 8

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        From Inception
                                                                      For the Three                      on October 3,
                                                                  Months Ended March 31,                  1988 Through
                                                          ----------------------------------------         March 31,
                                                                 1996                  1995                  1996
                                                          ------------------   -------------------   -------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss from discontinued operations                     $          (32,472)   $          (22,473)  $        (8,377,318)
Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization                                            -                     -                 3,043
  Stock issued in settlement of debt                                       -                     -             1,413,320
  Loss on disposition of assets                                            -                     -             3,206,791
  Increase (decrease) in accounts payable                            (13,102)                    -                55,327
                                                          ------------------   -------------------   -------------------

     Net Cash (Used) by
      Operating Activities                                           (45,574)              (22,473)           (3,698,837)
                                                          ------------------   -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                 -                     -               (10,784)
  Purchase of product marketing rights                                     -                     -                (1,250)
  Purchase of promotional video                                            -                     -               (50,000)
                                                          ------------------   -------------------   -------------------

     Net Cash Provided (Used) by
      Investing Activities                                                 -                     -               (62,034)
                                                          ------------------   -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                                                      -                     -               393,140
  Proceeds from sale of common stock                                       -                22,500             3,367,755
                                                          ------------------   -------------------   -------------------

     Net Cash Provided (Used) by
      Financing Activities                                $                -   $            22,500   $         3,760,895
                                                          ------------------   -------------------   -------------------


   The accompanying notes are an integral part of these financial statements.

                                       F 9

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                        From Inception
                                                                      For the Three                      on October 3,
                                                                  Months Ended March 31,                  1988 Through
                                                          ----------------------------------               March 31,
                                                                 1996                  1995                  1996
                                                          ------------------   -------------------   -------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                $          (45,574)  $                27   $                24

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                  45,598                    37                     -
                                                          ------------------   -------------------   -------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                            $               24   $                64   $                24
                                                          ==================   ===================   ===================

SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                                           $                 -  $                 -   $                 -
  Income taxes paid                                       $                 -  $                 -   $                 -

NON-CASH FINANCING ACTIVITIES

 Stock issued for note                                    $                 -  $                 -   $         2,498,750
 Stock issued in settlement of debt                       $                 -  $                 -   $         1,553,718
 Purchase of Bioreactor through
  assignment of note                                      $                 -  $                 -   $         2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                                         $                 -  $                 -   $         2,200,000
Forgiveness of debt                                       $                 -  $                 -   $         1,296,268


   The accompanying notes are an integral part of these financial statements.

                                       F 10

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

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

        f.      Income Taxes

        No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards totalling approximately $8,350,000 at December 31, 1995, expire in 2011. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                                      F 11

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

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

NOTE 5 - SUBSEQUENT EVENT

        On May 8, 1996, the Company entered into a settlement agreement with a former officer. The former officer threatened litigation because the company used stock certificates which represented that he is still an officer of the Company. The Company agreed to discontinue issuing stock certificates which bear the signature of the former officer. The Company also delivered a note in the amount of $5,000 to the former officer, and will issue 70,000 shares of its common stock to the former officer. The former officer agreed not to commence any litigation against the Company regarding the unauthorized use of its name.

                                      F 12

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

        For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. A of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,000 at December 31, 1992. The Company's management believes that the risk that the Company will be required to pay any of the disputed amounts is remote.

                                      F 13

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

                                               ADVANCED BIOLOGICAL SYSTEMS, INC.



                                               By   /Emanuel A. Floor/
                                               ---------------------------
                                               Emanuel A. Floor, President

Dated:  June 30, 1996