Form 10QSB
period 1996-06-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-08-12
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

/xx/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                               ----------------------

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 1996 is 27,881,234 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------

                                     PART I

Item 1.           Financial Statements                                       3-16

Item 2.           Management's Discussion and Analysis
                   or Plan of Operation                                     17-18



                                     PART II

Item 1.           Legal Proceedings                                           19

Item 2.           Changes in Securities                                       19

Item 3.           Defaults Upon Senior Securities                             19

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                   19

Item 5.           Other Information                                           19

Item 6.           Exhibits and Reports on Form 8-K                            19

Signatures                                                                    20

                      [JONES, JENSEN & COMPANY LETTERHEAD]


                        INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Advanced Biological Systems, Inc.
Salt Lake City, Utah

The accompanying balance sheet of Advanced Biological Systems, Inc. (a development stage company) as of June 30, 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and six months ended June 30, 1996 and 1995 and from inception on October 3, 1988 through June 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.

/s/ Jones, Jensen & Company
Jones, Jensen & Company

August 5, 1996

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                 June 30,                      December 31,
                                                                   1996                            1995
                                                                -----------                     -----------
                                                               (Unaudited)
CURRENT ASSETS

  Cash                                                          $        81                     $    45,598
                                                                -----------                     -----------

TOTAL ASSETS                                                    $        81                     $    45,598
                                                                ===========                     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                                      $    43,004                     $    68,429
  Notes payable (Note 2)                                             18,000                            --
                                                                -----------                     -----------

       Total Current Liabilities                                     61,004                          68,429
                                                                -----------                     -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                                 --                              --
                                                                -----------                     -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
   50,000,000 shares authorized,
   no shares issued and outstanding                                    --                              --
  Common stock, $0.001 par value,
   50,000,000 shares authorized,
   27,881,234 and 26,711,234
   shares issued and outstanding                                     27,881                          26,711
 Capital in excess of par value                                   8,336,234                       8,295,304
 Deficit accumulated during
   the development stage                                         (8,425,038)                     (8,344,846)
                                                                -----------                     -----------

       Total Stockholders' Equity (Deficit)                         (60,923)                        (22,831)
                                                                -----------                     -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                 $        81                     $    45,598
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

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        From Inception
                                                                                         on October 3,
                         For the Three Months                 For the Six Months         1988 Through
                            Ended June 30,                      Ended June 30,            June 30,
                          1996           1995                  1996          1995           1996
                      -----------    -----------           -----------    -----------    ---------
REVENUE               $      --      $      --             $      --      $      --     $      --
                      -----------    -----------           -----------    -----------   -----------

OPERATING
 EXPENSES                    --             --                    --             --            --
                      -----------    -----------           -----------    -----------   -----------

OPERATING
 LOSS                        --             --                    --             --            --
                      -----------    -----------           -----------    -----------   -----------

OTHER INCOME
 AND (EXPENSES)

  Loss on
   discontinued
   operations             (47,720)          (901)              (80,192)       (23,374)   (8,425,038)
                      -----------    -----------           -----------    -----------   -----------

NET LOSS              $   (47,720)          (901)          $   (80,192)   $   (23,374)  $(8,425,038)
                      ===========    ===========           ===========    ===========   ===========

Loss Per Share        $     (0.00)   $     (0.00)          $     (0.00)   $     (0.00)  $     (1.12)
                      ===========    ===========           ===========    ===========   ===========

Weighted Average
 Number of Shares
 Outstanding           26,757,901      9,311,234            26,734,567      9,311,234     7,498,973
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

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                          Common Stock          Capital in        During the
                                       ------------------       Excess of        Development
                                       Shares      Amount       Par Value           Stage
                                       ------      ------       ---------           -----
Balance, October 3, 1988                   --       $ --       $      --        $    --

Shares issued to incorporators
 for $0.0012 per share                3,306,668      3,307             693           --

Net loss for the year ended
 December 31, 1988                         --         --              --             (164)
                                      ---------     ------     -----------      ---------

Balance, December 31, 1988            3,306,668      3,307             693           (164)

Shares issued to the public for
 $0.0375 per share on
 August 22, 1989                      1,733,332      1,733          63,267           --

Costs of public offering                   --         --           (29,265)          --

Net loss for the year ended
 December 31, 1989                         --         --              --          (28,341)
                                      ---------     ------     -----------      ---------

Balance, December 31, 1989            5,040,000      5,040          34,695        (28,505)

Shares of restricted common
 stock issued for $6.00 per share       416,667        417       2,499,583           --

Net loss for the year ended
 December 31, 1990                         --         --              --         (129,598)
                                      ---------     ------     -----------      ---------

Balance, December 31, 1990            5,456,667     $5,457     $ 2,534,278      $(158,103)
                                      ---------     ------     -----------      ---------



   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                   Common Stock            Capital in          During the
                                              ---------------------        Excess of          Development
                                              Shares         Amount        Par Value             Stage
                                              ------         ------        ---------             -----
Balance, December 31, 1990                   5,456,667       $5,457       $ 2,534,278        $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $4.59 per share              113,917          114           523,636               --

Shares issued in private
 placement at $3.00 per share                  668,333          668         2,004,332               --

Shares issued in exchange for
 product and marketing rights
 at $3.00 per share                            400,000          400         1,199,600               --

Costs of private placement                        --           --            (218,523)              --

Contribution of assets by an
 officer and director                             --           --               1,350               --

Net loss for the year ended
 December 31, 1991                                --           --                --           (2,245,287)
                                             ---------       ------       -----------        -----------

Balance, December 31, 1991                   6,638,917        6,639         6,044,673         (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $3.75 per share                                66,667           67           249,933               --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $1.00 per share                 150,000          150           150,200               --

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $4.49 per share               38,333           38           172,012               --
                                             ---------       ------       -----------        -----------

Balance forward                              6,893,917       $6,894       $ 6,616,818        $(2,403,390)
                                             ---------       ------       -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                           Deficit
                                                                                          Accumulated
                                               Common Stock             Capital in        During the
                                           ---------------------        Excess of         Development
                                           Shares         Amount        Par Value           Stage
                                           ------         ------        ---------           -----
Balance forward                          6,893,917        $6,894       $ 6,616,818        $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 $0.003 per share                           83,333            83               167               --

Adjustment for fractional shares
 due to stock split
 on August 25, 1992                            (12)         --                --                 --

Shares issued on
 October 23, 1992 in settlement
 of debt at $1.00 per share                100,000           100            99,900               --

Shares issued on
 October 23, 1992 in settlement
 of debt at $0.30 per share                350,000           350           104,650               --

Shares issued on
 November 24, 1992 in private
 placement at $2.00 per share               25,000            25            49,975               --

Shares issued on November
 25, 1992 in private placement
 at approximately $0.38 per share          134,360           134            50,551               --

Shares issued during
 December 1992 in settlement
 of debt at $1.00 per share                837,095           837           836,258               --

Costs of private placements                   --            --              (9,250)              --

Net loss for the year ended
 December 31, 1992                            --            --                --           (5,540,971)
                                        ----------        ------       -----------        -----------

Balance, December 31, 1992               8,423,693        $8,423       $ 7,749,069        $(7,944,361)
                                        ----------        ------       -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                            Common Stock           Capital in        During the
                                        --------------------       Excess of        Development
                                        Shares        Amount       Par Value           Stage
                                        ------        ------       ---------           -----
Balance, December 31, 1992            8,423,693       $8,423       $7,749,069       $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at $0.375 per share           53,333           53           19,947              --

Shares issued on
 January 6, 1993 upon exercise
 of options at $0.003 per share          83,333           84              166              --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share            50,000           50            9,950              --

Shares issued on
 May 26, 1993 in private
 placement at $0.20 per share           200,000          200           39,800              --

Shares issued on
 July 9, 1993 in private
 placement at $0.15 per share           100,000          100           14,900              --

Shares issued on
 August 18, 1993 in private
 placement at $0.10 per share           180,000          180           17,820              --

Shares issued during
 December 1993 in settlement of
 debt at $1.00 per share                220,875          221          220,654              --

Net loss for the year ended
 December 31, 1993                         --           --               --            (248,136)
                                      ---------       ------       ----------       -----------

Balance, December 31, 1993            9,311,234        9,311        8,072,306        (8,192,497)
                                      ---------       ------       ----------       -----------


   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                           Deficit
                                                                                          Accumulated
                                                Common Stock            Capital in        During the
                                           ----------------------       Excess of         Development
                                           Shares          Amount       Par Value           Stage
                                           ------          ------       ---------           -----
Balance, December 31, 1993                9,311,234       $ 9,311       $8,072,306       $(8,192,497)

Net loss for the year ended
 December 31, 1994                             --            --               --            (107,291)
                                         ----------       -------       ----------       -----------

Balance, December 31, 1994                9,311,234         9,311        8,072,306        (8,299,788)

Shares issued during December
 1995 settlement of debt at
 approximately $0.01 per share           14,000,000        14,000          126,398              --

Shares issued during December
 1995 in private placement at
 approximately $0.029 per share           3,400,000         3,400           96,600              --

Net loss for the year
 ended December 31, 1995                       --            --               --             (45,058)
                                         ----------       -------       ----------       -----------

Balance, December 31, 1995               26,711,234        26,711        8,295,304        (8,344,846)

Shares issued in private
 placement at $0.035 per share            1,000,000         1,000           34,000              --

Shares issued in private
 placement at $0.05 per share               100,000           100            4,900              --

Shares issued an settlement of
 dispute valued at $0.03 per share           70,000            70            2,030              --

Net loss for the six months
 ended June 30, 1996                           --            --               --             (80,192)
                                         ----------       -------       ----------       -----------

Balance, June 30, 1996                   27,881,234       $27,881       $8,336,234       $(8,425,038)
                                         ==========       =======       ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    From Inception
                                                                                                     on October 3,
                                       For the Three Months            For the Six Months            1988 Through
                                          Ended June 30,                  Ended June 30,              June 30,
                                          --------------                  --------------
                                        1996          1995            1996             1995             1996
                                     ----------     --------    ---------------   ---------------    ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from discontinued
  operations                          $(47,720)       $(901)       $(80,192)       $(23,374 )      $(8,425,038)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities
  Depreciation and amortization           --           --              --              --                3,043
  Stock issued in settlement of
   debt                                 20,100         --            20,100            --            1,433,420
  Loss on disposition of assets           --           --              --              --            3,206,791
  Increase (decrease) in cash
   overdraft                              --            837            --               837               --
  Increase (decrease) in
   accounts payable                    (12,323)        --           (25,425)           --               43,004
                                      --------        -----        --------        --------        -----------

        Net Cash (Used) by
         Operating Activities         $(39,943)       $ (64)       $(85,517)       $(22,537)       $(3,738,780)
                                      --------        -----        --------        --------        -----------



   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                    From Inception
                                       For the Three Months            For the Six Months            on October 3,
                                          Ended June 30,                Ended June 30,               1988 Through
                                      ---------------------    ---------------------------------       June 30,
                                         1996        1995           1996             1995                1996
                                      ----------   --------    ---------------   ---------------    --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets             $  --          $--        $   --          $   --            $   (10,784)
  Purchase of product
   marketing rights                       --          --             --              --                 (1,250)
  Purchase of promotional video           --          --             --              --                (50,000)
                                       -------       ----        --------        --------          -----------

        Net Cash Provided (Used)
         by Investing Activities          --          --             --              --                (62,034)
                                       -------       ----        --------        --------          -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                     --          --             --            22,500              393,140
  Proceeds from sale of
   common stock                         40,000        --           40,000            --              3,407,755
                                       -------       ----        --------        --------          -----------

        Net Cash Provided (Used)
         by Financing Activities        40,000        --           40,000          22,500            3,800,895
                                       -------       ----        --------        --------          -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                57        (64)        (45,517)            (37)                  81

CASH AND CASH
 EQUIVALENTS, BEGINNING OF
 PERIOD                                     24         64          45,598              37                 --
                                       -------       ----        --------        --------          -----------

CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD                                $    81       $--         $     81        $   --            $        81
                                       =======       ====        ========        ========          ===========

   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                            From Inception
                                            For the Three Months              For the Six Months            on October 3,
                                               Ended June 30,                   Ended June 30,              1988 Through
                                         ---------------------------      ----------------------------       June 30,
                                            1996            1995             1996             1995             1996
                                         ----------      -----------      -----------      -----------      ---------
SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                          $     --         $     --         $     --         $     --         $     --
  Income taxes paid                      $     --         $     --         $     --         $     --         $     --

NON-CASH FINANCING ACTIVITIES

 Stock issued for note                   $     --         $     --         $     --         $     --         $2,498,750
 Stock issued in settlement of
  debt                                   $     --         $     --         $     --         $     --         $1,433,420
 Purchase of Bioreactor through
  assignment of note                     $     --         $     --         $     --         $     --         $2,150,000
 Acquisition of product marketing
  rights through issuance of notes
  and stock                              $     --         $     --         $     --         $     --         $2,200,000


   The accompanying notes are an integral part of these financial statements.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

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

              f. Income Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $8,400,000 at June 30, 1996, expire in 2011. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

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

NOTE 2 -      NOTES PAYABLE

              Notes payable as of June 30, 1996 and December 31, 1995 consisted of the following:

                                                        June 30,     December 31,
                                                          1996            1995
                                                       --------       ----------
Note payable to an individual, accruing interest
 at 9%, due June 15, 1996, unsecured                   $  5,000        $    --

Note payable to an individual, accruing interest
 at 9%, due June 15, 1996, unsecured                      3,000             --

Note payable to an individual, accruing interest
 at 9% due June 15, 1996, unsecured                       5,000             --

Note payable to an individual, accruing interest
 at 9% due June 15, 1996, unsecured                       5,000             --
                                                       --------        ---------

     Total                                             $ 18,000        $    --

     Less Current Portion                               (18,000)            --
                                                       --------        ---------

                                                       $  --           $    --
                                                       ========        =========

                        ADVANCED BIOLOGICAL SYSTEMS, INC.
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

NOTE 3 -      STOCK ISSUANCES

              During the six months ended June 30, 1996, the Company issued 1,100,000 shares of its common stock for cash proceeds of $40,000.

              On May 8, 1996, the Company entered into a settlement agreement with a former officer who alleged that the Company used stock certificates improperly bearing his name and indicating that he was a corporate officer. In order to settle such claim and avoid such costs as might otherwise have been incurred due to threatened litigation, the Company agreed to discontinue issuing stock certificates which bore the signature of such former officer and also delivered a note in the amount of $5,000 due and payable June 15, 1996 and issued 70,000 shares of its common stock to such individual. The former officer agreed not to commence any litigation against the Company regarding the alleged unauthorized use of his name.

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

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

              For the year ended, December 31, 1992, the Company wrote off certain accounts payable which were either disputed or never paid. The statute of limitations has run for most of the undisputed payables, but has not run for the disputed payables. As of the date of issuance of these financial statements, no attempt has been made to collect these amounts from the Company. The disputed amounts totalled $179,000 at June 30, 1996. The Company's management believes that the risk that the Company will be required to pay any of the disputed amounts is remote.

NOTE 7 -      SUBSEQUENT EVENTS

              In August 1996, the Company amended its Certificate of Incorporation so as to reduce the number of shares it is authorized to issue to 10,000,000 shares of common stock and simultaneously changed the par value of its stock from $0.001 to $0.0001. The Company also resolved to effect a 1-for-30 reverse split of its issued and outstanding common shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         As heretofore indicated in the Company's Form 10-QSB for quarter ended March 31, 1996 - notwithstanding the fact that the company is subject to the reporting requirements under the Securities Exchange Act of 1934, it had been delinquent with respect to filing necessary reports and during the first six months of 1996 embarked upon an effort to bring itself "current" with respect to its reporting requirements.

         In that regard the Company prepared and filed, on July 12, 1996, the following reports with the Securities and Exchange Commission ("SEC"):

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

Form 10-KSB for calendar year ended December 31, 1994

Forms 10-QSB for quarters ended March 31, 1995, June 30, 1995 and September 30, 1995

Form 10-KSB for calendar year ended December 31, 1995 and

Form 10-QSB for quarter ended March 31, 1996

         The above referenced reports clearly indicated that the Company had not had any revenues from operations since its inception in 1988 and has been inactive for a considerable period of time and remained inactive through March 31, 1996. Since such date the Company has remained substantially inactive with primary activities involving "cleaning up" of numerous outstanding corporate issues with its creditors and others.

         While no shares of common stock were issued during the first quarter of 1996, during the second quarter of 1996 the Company issued 1,000,000 shares of its common stock for cash consideration in the amount of $35,000 and further issued an additional 100,000 shares of its common stock for cash consideration of $5,000. The Company further authorized issuance of an additional 70,000 shares of its common stock in settlement, on May 8, 1996, of a claim by a former officer together with certain other consideration as indicated in Note 3 to the financial statements which are a part hereof.

         The above referenced Forms 10-QSB and 10-KSB having been filed the Company became current with respect to its reporting requirements and placed itself in a position so as to pursue its current business objectives, i.e., to seek potential business opportunities which in the opinion of management may provide a profit to the Company. Such involvement may be either in the form of an acquisition of existing business(s) and/or the acquisition of assets in order to establish subsidiary business(es) for the Company. These plans remain in their formative stages and are, accordingly, subject to change if and when alternative business opportunities arise. At the present time management considers the Company's principal asset to be the fact that the Company is a "public" company trading on the electronic over-the-counter bulletin board, thereby creating a "value" for the Company which might not otherwise exist if it were not a public company.

         In further contemplation of its above referenced proposed corporate activities, the Company, in July 1996, obtained written consent of its majority stockholders authorizing certain amendments to its Certificate of Incorporation and further authorizing a contemplated recapitalization by way of a reverse stock split. Thereafter, the Company amended its Certificate of Incorporation reducing its authorized shares to 10,000,000 shares and changed its par value to $.0001. As of August 7, 1996 the Company had not as yet chosen an effective date for its contemplated reverse stock split but anticipates that same will occur prior to the end of August 1996. If and when such reverse stock split is effectuated, the Company will notify its stockholders of same and forward such transmittal forms as may be necessary as part of such stockholder notification.

         Based upon all of the above and in view of the fact that the Company has not as yet located any potential acquisition which might be classified as a "target" company, management is unable to determine whether or not the Company can satisfy such future cash requirements as may occur over the next 12 months or whether it will be necessary to attempt to raise additional funds therefore through either equity and/or debt financing. Currently, the Company is not engaged in any product research and development nor does it expect (a) to purchase or sell any plant and significant equipment or (b) any significant change in the number of its employees unless and until additional members join its Board of Directors and/or an acquisition is consummated.

                                     PART II

Item 1.           Legal Proceedings -                     None

Item 2.           Changes in Securities -                 None *

Item 3.           Defaults Upon Senior Securities -       None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -             None **

Item 5.           Other Information -                     None

Item 6.           (a) Exhibits -                          None

                  (b) Reports on Form 8-K                 None


* Except that on August 5, 1996 the Company amended its Certificate of Incorporation so as to reduce its authorized shares from 30,000,000 to 10,000,000 and changed its par value from $.001 to $.0001. At the same time the Company eliminated its prior authorization to issue a class of Preferred Stock.

** Except that in July of 1996 the Company obtained the written consent of its majority stockholders in lieu of a meeting of stockholders whereby such stockholders authorized, amongst other matters, the aforementioned amendment to the Company's Certificate of Incorporation and proposed the reverse stock split hereinbefore referred to in Part I, Item 2 hereof.

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



                                       ADVANCED BIOLOGICAL SYSTEMS, INC.



                                       By   /Emanuel A. Floor/
                                          ---------------------------------
                                          Emanuel A. Floor, President

Dated:  August 7, 1996

                                EXHIBIT INDEX
                                -------------

                 EXHIBIT 27          FINANCIAL DATA SCHEDULE