Form 10QSB
period 1996-09-30
ADVANCED BIOLOGICAL SYSTEMS INC
filed 1996-11-04
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:                               0-19814

                                 ABS Group Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                  87-0462198
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2936 Sierra Point Place, Salt Lake City, Utah                    84198
(Address of principal executive offices)                       (Zip Code)

                                 (801) 521-8000
              (Registrant's telephone number, including area code)

                        Advanced Biological Systems, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1996 is 2,643,935 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS



                                                            Page No.
                                                            --------

                                     PART I

Item 1.    Financial Statements                               3-18

Item 2.    Plan of Operation                                 19-20



                                     PART II

Item 1.    Legal Proceedings                                    21

Item 2.    Changes in Securities                                21

Item 3.    Defaults Upon Senior Securities                      21

Item 4.    Submission of Matters to a
            Vote of Security Holders                            21

Item 5.    Other Information                                    21
Item 6.    Exhibits and Reports on Form 8-K                     21

Signatures                                                      22

                         [JONES, JENSEN & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
ABS Group Inc.
(Formerly Advanced Biological Systems, Inc.)
Salt Lake City, Utah


The accompanying balance sheet of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (a development stage company) as of September 30, 1996 and the related statements of operations stockholders' equity (deficit), and cash flows for the three months and nine months ended September 30, 1996 and 1995 and from inception on October 3, 1988 through September 30, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated April 4, 1996.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
October 24, 1996

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                    September 30,      December 31,
                                                                       1996                1995
                                                                    -----------        -----------
                                                                    (Unaudited)
CURRENT ASSETS

  Cash                                                              $        94        $    45,598
                                                                    -----------        -----------

     Total Current Assets                                           $        94        $    45,598
                                                                    -----------        -----------

OTHER ASSETS

  Investment in joint venture (Note 2)                                1,000,000               --
                                                                    -----------        -----------

     Total Other Assets                                               1,000,000               --
                                                                    -----------        -----------

     TOTAL ASSETS                                                   $ 1,000,094        $    45,598
                                                                    ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable - trade                                          $    56,064        $    68,429
  Accrued interest payable                                                  662               --
  Loan payable - related party (Note 3)                                   5,000               --
  Notes payable (Note 4)                                                168,000               --
                                                                    -----------        -----------

       Total Current Liabilities                                        229,726             68,429
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 5)                                     --                 --
                                                                    -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.0001 par value, 10,000,000 shares
   authorized, 2,355,374 and 890,374 shares
   issued and outstanding,                                                  236                 89
  Capital in excess of par value                                      9,339,029          8,321,926
  Deficit accumulated during the development stage                   (8,568,897)        (8,344,846)
                                                                    -----------        -----------

       Total Stockholders' Equity (Deficit)                             770,368            (22,831)
                                                                    -----------        -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                     $ 1,000,094        $    45,598
                                                                    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       From Inception
                                     For the Three Months Ended        For the Nine Months Ended        on October 3,
                                            September 30,                      September 30,            1988 Through
                                     --------------------------        -------------------------        September 30,
                                        1996            1995              1996             1995              1996
                                     ---------        ---------        ---------        ---------        -----------

REVENUE                              $    --          $    --          $    --          $    --          $      --
                                     ---------        ---------        ---------        ---------        -----------

OPERATING EXPENSES

  Consulting                           122,340             --            122,340             --              122,340
  Rent                                  10,000             --             10,000             --               10,000
  General and administrative            11,694             --             11,694             --               11,694
                                     ---------        ---------        ---------        ---------        -----------

     Total Expenses                    144,034             --            144,034             --              144,034
                                     ---------        ---------        ---------        ---------        -----------

OPERATING LOSS                        (144,034)            --           (144,034)            --             (144,034)
                                     ---------        ---------        ---------        ---------        -----------

OTHER INCOME AND
 (EXPENSES)

   Interest expense                       (662)            --               (662)            --                 (662)
   Gain (loss) on discontinued
    operations                             837           (8,037)         (79,355)         (31,411)        (8,424,201)
                                     ---------        ---------        ---------        ---------        -----------

Total Other Income and
 (Expenses)                                175           (8,037)         (80,017)         (31,411)        (8,424,823)
                                     ---------        ---------        ---------        ---------        -----------

NET LOSS                             $(143,859)       $  (8,037)       $(224,051)       $ (31,411)       $(8,568,897)
                                     =========        =========        =========        =========        ===========

Loss Per Share                       $   (0.23)       $   (0.03)       $   (0.36)       $   (0.10)       $    (27.36)
                                     =========        =========        =========        =========        ===========

Weighted Average Number
 of Shares Outstanding                 638,549          310,374          616,007          310,374            313,180
                                     =========        =========        =========        =========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                     Deficit
                                                                                   Accumulated
                                              Common Stock         Capital in      During the
                                          -------------------      Excess of       Development
                                          Shares       Amount      Par Value           Stage
                                          -------      ------     -----------        ---------
Balance, October 3, 1988                     --         $--       $      --          $    --

Shares issued to incorporators
 for approximately $0.04 per share        110,222        11             3,989             --

Net loss for the year ended
 December 31, 1988                           --          --              --               (164)
                                          -------       ---       -----------        ---------

Balance, December 31, 1988                110,222        11             3,989             (164)

Shares issued to the public for
 approximately $1.13 per share on
 August 22, 1989                           57,778         6            64,994             --

Costs of public offering                     --          --           (29,265)            --

Net loss for the year ended
 December 31, 1989                           --          --              --            (28,341)
                                          -------       ---       -----------        ---------

Balance, December 31, 1989                168,000        17            39,718          (28,505)

Shares of restricted common
 stock issued for $180.00 per share        13,889         1         2,499,999             --

Net loss for the year ended
 December 31, 1990                           --          --              --           (129,598)
                                          -------       ---       -----------        ---------

Balance, December 31, 1990                181,889       $18       $ 2,539,717        $(158,103)
                                          -------       ---       -----------        ---------



   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                                     Capital in           During the
                                                Common Stock          Excess of          Development
                                             --------------------
                                             Shares       Amount      Par Value             Stage
                                             -------      ------     -----------        --------------
Balance, December 31, 1990                   181,889       $18       $ 2,539,717        $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $137.94 per share            3,797         1           523,749               --

Shares issued in private
 placement at $90.00 per share                22,278         2         2,004,998               --

Shares issued in exchange for
 product and marketing rights
 at $90.00 per share                          13,333         1         1,199,999               --

Costs of private placement                      --          --          (218,523)              --

Contribution of assets by an
 officer and director                           --          --             1,350               --

Net loss for the year ended
 December 31, 1991                              --          --              --           (2,245,287)
                                             -------       ---       -----------        -----------

Balance, December 31, 1991                   221,297        22         6,051,290         (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $112.51 per share                             2,222        --           250,000               --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $30.07 per share                5,000         1           150,349               --

Shares issued on April 15, 1992 in
 private placement at an average price
 of approximately $134.62 per share            1,278        --           172,050               --
                                             -------       ---       -----------        -----------

Balance forward                              229,797       $23       $ 6,623,689        $(2,403,390)
                                             -------       ---       -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                                                   Capital in        During the
                                            Common Stock           Excess of        Development
                                         ------------------
                                         Shares       Amount       Par Value           Stage
                                         -------      ------     -----------        ------------
Balance forward                          229,797       $23       $ 6,623,689        $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 approximately $0.09 per share             2,777        --               250               --

Shares issued on
 October 23, 1992 in settlement
 of debt at $30.00 per share               3,333        --           100,000               --

Shares issued on
 October 23, 1992 in settlement
 of debt at $9.00 per share               11,667         1           104,999               --

Shares issued on
 November 24, 1992 in private
 placement at $60.02 per share               833        --            50,000               --

Shares issued on November
 25, 1992 in private placement
 at approximately $11.32 per share         4,479         1            50,684               --

Shares issued during
 December 1992 in settlement
 of debt at $30.00 per share              27,903         3           837,092               --

Costs of private placements                 --          --            (9,250)              --

Net loss for the year ended
 December 31, 1992                          --          --              --           (5,540,971)
                                         -------       ---       -----------        -----------

Balance, December 31, 1992               280,789       $28       $ 7,757,464        $(7,944,361)
                                         -------       ---       -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                     Capital in       During the
                                                Common Stock         Excess of        Development
                                             ------------------
                                            Shares       Amount     Par Value           Stage
                                            -------      ------     -----------       ------------
Balance, December 31, 1992                   280,789       $28       $7,757,464       $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at approximately
 $11.25 per share                              1,778        --           20,000              --

Shares issued on
 January 6, 1993 upon exercise
 of options at approximately
 $0.09 per share                               2,778        --              250              --

Shares issued on May 26, 1993
 in private placement at approximately
 $6.00 per share                               1,667        --           10,000              --

Shares issued on May 26, 1993
 in private placement at approximately
 $6.00 per share                               6,667         1           39,999              --

Shares issued on July 9, 1993
 in private placement at approximately
 $4.50 per share                               3,333        --           15,000              --

Shares issued on August 18,
 1993 in private placement at
 $3.00 per share                               6,000         1           17,999              --

Shares issued during December
 1993 in settlement of debt at
 approximately $30.00 per share                7,363         1          220,874              --

Net loss for the year ended
 December 31, 1993                              --          --             --            (248,136)
                                             -------       ---       ----------       -----------

Balance, December 31, 1993                   310,375       $31       $8,081,586       $(8,192,497)
                                             -------       ---       ----------       -----------


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                                    Capital in        During the
                                              Common Stock          Excess of        Development
                                          ---------------------
                                           Shares       Amount      Par Value           Stage
                                           -------      ------     -----------        ------------
Balance, December 31, 1993                 310,375       $ 31       $8,081,586       $(8,192,497)

Net loss for the year ended
 December 31, 1994                            --          --              --            (107,291)
                                         ---------       ----       ----------       -----------

Balance, December 31, 1994                 310,375         31        8,081,586        (8,299,788)

Shares issued during December
 1995 settlement of debt at
 approximately $0.30 per share             466,667         47          140,351              --

Shares issued during December
 1995 in private placement at
 approximately $0.88 per share             113,333         11           99,989              --

Net loss for the year
 ended December 31, 1995                      --          --              --             (45,058)
                                         ---------       ----       ----------       -----------

Balance, December 31, 1995                 890,375         89        8,321,926        (8,344,846)

Shares issued in private placement
 at approximately $1.05 per share           33,333          4           34,996              --

Shares issued in private placement
 at approximately $1.50 per share            3,333        --             5,000              --

Shares issued in settlement of
 dispute valued at approximately
 $0.90 per share                             2,333        --             2,100              --

Shares issued September 25, 1996
 for investment in joint venture
 valued at $2.00 per share                 425,000         43          849,957              --

Shares issued September 27, 1996
 for services rendered, valued at
 $0.15 per share                             1,000        --               150              --
                                         ---------       ----       ----------       -----------

Balance forward                          1,355,374       $136       $9,214,129       $(8,344,846)
                                         ---------       ----       ----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                               Common Stock            Capital in       During the
                                           ---------------------       Excess of        Development
                                            Shares        Amount       Par Value           Stage
                                           --------       ------     ------------      ------------
Balance forward                            1,355,374       $136       $9,214,129       $(8,344,846)

Shares issued September 30, 1996
 for services rendered valued at
 $0.10 per share                           1,000,000        100           99,900              --

Capital contributed by a stockholder            --          --            25,000              --

Net loss for the nine months
 ended September 30, 1996                       --          --              --            (224,051)
                                           ---------       ----       ----------       -----------

Balance, September 30, 1996                2,355,374       $236       $9,339,029       $(8,568,897)
                                           =========       ====       ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           From Inception
                                            For the Three Months Ended    For the Three Months Ended       on October 3,
                                                   September 30,                  Sepember 30,             1988 Through
                                         ------------------------------  ----------------------------      September 30,
                                              1996            1995            1996            1995              1996
                                         --------------  --------------  ---------------  --------------   -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations                  $(143,859)       $(8,037)       $(224,051)       $(31,411)       $(8,568,897)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities
  Depreciation and amortization                 --             --               --              --                3,043
  Stock issued for services rendered         100,150           --            100,150            --              100,150
  Stock issued in settlement of
   debt                                         --             --             20,100            --            1,433,420
  Loss on disposition of assets                 --             --               --              --            3,206,791
  Increase (decrease) in cash
   overdraft                                    --             (837)            --              --                 --
  Increase (decrease)
    in accounts payable
    and accrued expenses                      13,722           --            (11,703)           --               56,726
                                           ---------        -------        ---------        --------        -----------

        Net Cash (Used) by
         Operating Activities                (29,987)        (8,874)        (115,504)        (31,411)        (3,768,767)
                                           ---------        -------        ---------        --------        -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of fixed assets                      --             --               --              --              (10,784)
  Purchase of product marketing
   rights                                       --             --               --              --               (1,250)
  Purchase of promotional video                 --             --               --              --              (50,000)
                                           ---------        -------        ---------        --------        -----------

         Net Cash Provided (Used)
           by Investing Activities         $    --          $  --          $    --          $   --          $   (62,034)
                                           ---------        -------        ---------        --------        -----------



   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    From Inception
                                          For the Three Months Ended  For the Nine Months Ended      on October 3,
                                                  September 30,              September 30,           1988 Through
                                          --------------------------  ---------------------------    September 30,
                                              1996          1995          1996           1995            1996
                                           -----------   ----------   -----------    ------------    ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from loans                        $ 5,000       $9,000       $  5,000        $31,500       $  398,140
  Proceeds from sale of common
   stock                                        --           --           40,000           --          3,407,755
  Contribution of capital by
   shareholder                                25,000         --           25,000           --             25,000
                                             -------       ------       --------        -------       ----------

        Net Cash Provided by
         Financing Activities                 30,000        9,000         70,000         31,500        3,830,895
                                             -------       ------       --------        -------       ----------

NET INCREASE (DECREASE) IN
 CASH  AND CASH
 EQUIVALENTS                                      13          126        (45,504)            89               94

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              81         --           45,598             37             --
                                             -------       ------       --------        -------       ----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $    94       $  126       $     94        $   126       $       94
                                             =======       ======       ========        =======       ==========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      From Inception
                                                                                                       on October 3,
                                         For the Three Months Ended      For the Nine Months Ended     1988 Through
                                                September 30,                   September 30,          September 30,
                                            1996            1995            1996           1995             1996
                                         ----------     -----------     ------------    -----------      ---------
SUPPLEMENTAL CASH FLOW
 DISCLOSURES

  Interest paid                           $    --         $   --         $     --         $   --         $     --
  Income taxes paid                       $    --         $   --         $     --         $   --         $     --

NON-CASH FINANCING
 ACTIVITIES

 Stock issued for note                    $    --         $   --         $     --         $   --         $2,498,750
 Stock issued in settlement of
  debt                                    $    --         $   --         $     --         $   --         $1,433,420
 Purchase of Bioreactor through
  assignment of note                      $    --         $   --         $     --         $   --         $2,150,000
 Acquisition of product marketing
  rights through issuance of
  notes and stock                         $    --         $   --         $     --         $   --         $2,200,000
Stock issued for services rendered        $    --         $100,150       $     --         $100,150       $  100,150


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                  (formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

NOTE 1 -        MANAGEMENT ADJUSTMENTS

                Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1995 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of operating results for the full years.

                The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods converted by this report.

NOTE 2 -        INVESTMENT IN JOINT VENTURE

                On September 25, 1996, the Company entered into a Joint Venture Agreement with Biopharmaceutics, Inc. (BIO) for the purpose of commercially exploiting a drug which BIO has the rights to. The two companies will form a limited liability company (LLC) to accomplish this. BIO will sublicense its rights to the drug and will also be responsible to manage the day-to-day operations of the LLC. The Company will contribute cash to the LLC totaling $1,000,000. The schedule of the contributions to the LLC is as follows:

                             a)  $400,000 by October 31, 1996.
                             b)  $300,000 by February 28, 1997.
                             c)  $300,000 by August 31, 1997.

                As additional consideration, the Company will pay BIO a total of $2.75 million in cash and securities as follows:

                           a) 425,000 shares of the Company's restricted common stock valued at $2.00 per share and $150,000 in cash represented by a promissory note payable to BIO, due October 31, 1996.

                           b) $350,000 of the Company's restricted common stock, calculated at the closing bid price per share of the stock on the day preceding the filing of the Treatment Investigational New Drug (IND) for the drug with the FDA and $150,000 cash on the date of filing.

                           c) $500,000 of the Company's restricted common stock, calculated as described in b) above on the day preceding the approval of the Treatment IND by the FDA or $250,000 cash on the day of approval.

                                 ABS GROUP INC.
                  (formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       (Continued) September 30, 1996 and
                                December 31, 1995
                                   (Unaudited)

NOTE 2 -        INVESTMENT IN JOINT VENTURE (Continued)

                           d) $500,000 of the Company's restricted common stock, calculated as described in b) above on the day preceding the filing of the new drug application (NDA) if the company elected to pay cash in c) above or $250,000 cash on the day of filing of the NDA if stock was issued in c) above on the day of approval.

                           e) $500,000 of the Company's restricted common stock, calculated as described in b) above on the day preceding the approval of the NDA by the FDA.

NOTE 3 -        RELATED PARTY TRANSACTIONS

                During the three months ended September 30, 1996, the Company received an advance of $5,000 from a shareholder. The amount is non-interest bearing and is due upon demand.

                The Company also received a capital contribution of $25,000 from a shareholder. The amount has been recorded as additional paid-in capital.

NOTE 4 -        NOTES PAYABLE

                During the three months ended September 30, 1996, the Company made no principle payments on notes payable totaling $18,000. An additional note payable to Biopharmaceutics for $150,000 was issued in connection with the investment in joint venture (Note
                2). The note is due with interest accrued at 7% on October 31, 1996.

NOTE 5 -        COMMITMENTS AND CONTINGENCIES

                As disclosed in the December 31, 1995 financial statements, the Company has written off certain accounts payable. The Company's management believes that the risk that the Company will be required to pay any of the amounts is remote.

NOTE 6 -        STOCK ISSUANCES

                During the three months ended September 30, 1996, the Company entered into a consulting agreement whereby the consultant will perform consulting services regarding finding merger and acquisition opportunities for the Company. As consideration for the services performed, the Company issued 1,000,000 shares of its restricted common stock valued at $0.10 per share to the consultant.

                                 ABS GROUP INC.
                  (formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       (Continued) September 30, 1996 and
                                December 31, 1995
                                   (Unaudited)

NOTE 7 -        REVERSE STOCK SPLIT

                In July of 1996 the Company obtained the written consent of its majority stockholders in lieu of a Meeting of Stockholders, whereby such stockholders authorized, amongst other matters, a reverse stock split of all then outstanding shares on a 1 for 30 basis. Such stock split was effectuated on August 14, 1996 at which time the Company's trading symbol on the Electronic Over-the-Counter Bulletin Board was changed from AVBS to ADBS. The financial statements have been retroactively restated to reflect the effects of this reverse stock split.

NOTE 8 -        STOCK OPTIONS

                The Board of Directors has adopted a 1996 Non-Statutory Stock Option Plan and reserved 1,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and those issued to date are exercisable during a term of not more than (5) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty percent (20%) of the market value of such shares on the date the options are granted.

                The following table summarizes common stock options outstanding as of June 30, 1996.

                                     Exercise
                                    Price Per      Options     Options      Options
                    Date Granted      Share        Granted     Exercised   Outstanding
                    ------------      -----        -------     ---------   -----------
                   August 21, 1996    $0.15        200,000       1,000       199,000

                Of the 200,000 options granted to date 199,000 options remain unexercised and expire five years from date of grant.

NOTE 9 -        SUBSEQUENT EVENTS

                a.  Payments on note payable.

                During October 1996, the Company made payments totaling $100,000 on its note payable to Biopharmaceutics.

                b.  Contributions to Joint Venture

                During October 1996, the Company advanced $100,000 to the LLC as part of the joint venture agreement (Note 2).

                                 ABS GROUP INC.
                  (formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                       (Continued) September 30, 1996 and
                                December 31, 1995
                                   (Unaudited)

NOTE 9 -        SUBSEQUENT EVENTS (Continued)

                c.  Stock issuances

                During October 1996, the Company sold 288,333 shares of its restricted common stock in three private placements. Net proceeds from the placements totalled $303,250.

                d.  Letter of Intent with Marine Research

                On October 18, 1996, the Company entered into a Letter of Intent with Marine Research Pty Ltd (Marine), (an Australian company) whereby, the Company agreed to enter into negotiation to acquire 80% of the issued and outstanding shares of Marine. The Company has proposed to acquire the shares of Marine for the following consideration:

                           a) $35,000 cash to be advanced to Marine upon execution of the Letter of Intent.

                           b)       500,000 shares of its restricted common
                                    stock.

                           c)       $165,000 cash upon closing of the
                                    transaction.

                e.  Letter of intent with Future Medical Technologies, Inc.

                On October 23, 1996, the Company entered into a Letter of Intent with Future Medical Technologies, Inc. (FMTI) whereby, the Company agreed to enter into negotiation to acquire 100% of the issued and outstanding shares of FMTI. The Company has proposed to acquire the shares of FMTI by issuing shares of its restricted common stock to the shareholders of FMTI. The number of shares to be issued has not yet been determined.

                f. On October 1, 1996, the Company amended its articles to change its name from Advanced Biological Systems, Inc. to ABS Group Inc.

                                PLAN OF OPERATION

         The Company is subject to the reporting requirements under the Securities Exchange Act of 1934 and during the first six months of 1996 embarked upon an effort to bring itself "current" with respect to its reporting requirements.

         In that regard the Company prepared and filed, on July 12, 1996, the following reports with the Securities and Exchange Commission ("SEC"):

Form 10-KSB for calendar year ended December 31, 1992

Forms 10-QSB for quarters ended March 31, 1993, June 30, 1993 and September 30,1993

Form 10-KSB for calendar year ended December 31, 1993

Forms 10-QSB for quarters ended March 31, 1994, June 30, 1994 and September 30, 1994

Form 10-KSB for calendar year ended December 31, 1994

Forms 10-QSB for quarters ended March 31, 1995, June 30, 1995 and September 30, 1995

Form 10-KSB for calendar year ended December 31, 1995 and

Form 10-QSB for quarter ended March 31, 1996

         The above referenced reports clearly indicated that the Company had not had any revenues from operations since its inception in 1988, had been inactive for a considerable period of time and remained inactive through March 31, 1996.

         The Company subsequently filed its Form 10-QSB for quarter ended June 30, 1996, is current with respect to its reporting requirements and has placed itself in a position so as to pursue its current business objectives, i.e., acquisition of existing business(s) and/or entry into joint ventures (in medical technology and related areas). The fact that the Company is a "public" company trading on the electronic over-the-counter bulletin board, thereby creating a "value" for the Company and its securities which might not otherwise exist if it were not a public company is considered by management to be a valuable asset to the Company (enabling it to enter into, negotiate and finalize certain agreements utilizing as partial consideration therefore, issuance of restrictive shares of Company common stock; as hereinafter indicated).

         In this respect and with a stated business objective of becoming a diversified bio-medical and bio-technical company seeking opportunities in emerging medical technologies the Company has recently (in late September 1996) entered into a Joint Venture Agreement with Biopharmaceutics, Inc. ("BIO") for the purpose of the development and commercialization of a drug Dibromodulcitol (also known as Mitolactol) to which BIO has the exclusive sublicense rights. BIO and the Company formed a limited liability company known as DBD Company LLC in order to develop the aforesaid drug (a cytoxic chemotherapy agent) for the treatment of cervical and brain cancer and other forms of the disease, with the Company holding a 45% interest in DBD Company LLC. The Company has certain specifically defined monetary commitments regarding this project (see Note 2 to financial statements) and in this respect is obligated to provide certain financing necessary in order to complete Investigational New Drug Application ("IND") and New Drug Application ("NDA") filings with the Federal Drug Administration ("FDA"); Phase III clinical trials having been successfully completed for such new drug. As indicated in aforesaid Note 2, a significant portion of the Company's monetary commitment towards the joint venture referred to is intended to be met by the parties thereto through the issuance of shares of restrictive common stock of the Company based upon certain valuations assigned and certain calculations based upon trading price of the Company's common stock on certain defined dates preceding certain FDA filings and subsequent, if received, approvals. With respect to FDA filings, the Company's joint venture has entered into agreement with and intends to utilize the services of a former Deputy Director of the FDA in the Division of Cardio-Renal Drug Products (who, while at the FDA, reviewed several INDs and NDAs. Such individual, in his consultatory capacity, has been involved in the filing of numerous INDs and NDAs. In this manner the Company has been able (as heretofore contemplated) to take advantage of the fact that it is a "public" company with defined valuations to its trading securities and with the ability to issue securities as partial consideration for transactions entered into.

         Subsequent to September 30, 1996 and in a further effort to broaden its above referenced business base and objectives within the medical technology field, the Company during, October 1996, entered into two separate and distinct letters of intent. One of such letters of intent is with an Australian limited company and its founder, which parties hold interests in certain products found in the waters along the Great Barrier Reef, which products are registered with the Australian equivalent of the FDA. The second of such letters of intent is with a private company currently engaged in the development, manufacture and sale of microbiological diagnostic and testing systems and equipment providing advanced culture identification capability which is considered to be useful in the determination of the presence of a variety of pathogenic organisms.

         Assuming consummation of the contemplated and expressed intentions of the parties to such letters of intent and the conclusion of the Company's due diligence to its satisfaction (of which no assurance can be given), the Company will acquire eighty percent (80%) of the issued and outstanding shares of the aforesaid Australian company and one hundred percent (100%) of the issued and outstanding shares of the domestic company referred to above thereby having both a majority owned subsidiary and a wholly owned subsidiary - engaged within the biomedical and/or biotechnical industry.

         Based upon all of the above management is currently unable to realistically and specifically determine whether or not the Company can satisfy such future cash requirements as may occur over the next 12 months or whether it will be necessary to attempt to raise additional funds therefore through either equity and/or debt financing (dependent upon whether or not (a) additional and possible unforeseen financing is needed for the joint venture referred to herein, (b) one or both of the letters of intent entered into result in acquisition of subsidiaries and (c) additional companies are located which may become "target" companies that the Company may seek to acquire and which may require financing.

         Other than as indicated herein, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the proposed acquisitions referred to above.

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

** Except that the Company obtained the written consent of its majority stockholders in lieu of a meeting of stockholders whereby such stockholders authorized the following (a) in July 1996 - the amendment to the Company's Certificate of Incorporation and reverse stock split (hereinabove referred to in Part II, Item 2 hereof) and (b) in late September 1996 - the change of the Company's name to ABS Group Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ABS GROUP INC.



                                 By  /s/ /Emanuel A. Floor/
                                     -------------------------
                                    Emanuel A. Floor, President

Dated:  November 1, 1996