Form 10-K
period 1996-12-31
ABS GROUP INC
filed 1997-04-15
CIK 843004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the calendar year ended           December 31, 1996
                                    --------------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to
                                       -------------------  -------------------

                     Commission file number     0-19814
                                           --------------------------

                                 ABS Group Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                               87-0462198
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

818 East South Temple Street, Salt Lake City, Utah                 84102
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)                      (Zip Code)

                                  801-521-8000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

    Common Stock par value $.0001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                          Yes  xx      No
                                                             -------     -------

         Primarily during the first six months of 1996, the Company embarked upon an effort to bring itself "current" with respect to its reporting requirements and in that regard prepared and filed (in July

1996) Forms 10-QSB and 10-KSB commencing with calendar year ended December 31, 1992 through and including quarter ended March 31, 1996. Thereafter it maintained its current status with respect to its reporting requirements by filing Forms 10-QSB for quarters ended June 30, 1996 and September 30, 1996 as well as filing such Forms 8-K as were applicable and required.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent calendar year - $17,812

         The aggregate market value for the 1,246,967 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of March 31, 1997 is $5,767,222 based upon an average of the bid ($4.00) and asked ($5.25) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors (as well as officers and/or directors of each of its subsidiaries) and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of March 31, 1997.

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

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,885,359 shares as of March 31, 1997.

         Transitional Small Business Disclosure Format: Yes  x  No

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").


                                      None

                                TABLE OF CONTENTS
                                                                       Page
                                                                      Number
                                                                      ------
PART I

Item 1.           Description of Business                              5

Item 2.           Description of Property                              9

Item 3.           Legal Proceedings                                    9

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                    9

PART II

Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                10

Item 6.           Management's Discussion and Analysis                11

Item 7.           Financial Statements                                13
                                                                     F1 - F22

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                               14

PART III

Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                  14

Item 10.          Executive Compensation                              17

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                              18

Item 12.          Certain Relationships and Related
                   Transactions                                       19

Item 13.          Exhibits, List and Reports on Form 8-K              20

ITEM 1.           DESCRIPTION OF BUSINESS

         ABS Group Inc. (hereinafter "ADBS" or the "Company"), formerly Advanced Biological Systems, Inc., is a development stage company incorporated in the State of Delaware in October, 1988 which discontinued operations in 1992 and was basically inactive through March 31, 1996 (not having had any revenues from operations from inception through such date).

         In July, 1996, ADBS took the necessary steps so as to bring itself current with the SEC with respect to its 1934 Act reporting requirements thereby placing itself in a position so as to be able to pursue its current business objectives, i.e. acquisition of existing business(es) and/or entry into joint ventures in bio and medical technology opportunities where research and development activities have been completed and products are ready for manufacture and marketing or require final registrations and approvals for market. Such activities resulted in the following:

         A.       JOINT VENTURE AND LIMITED LIABILITY COMPANY

         In this respect and with the aforesaid stated business objective of becoming a diversified bio-medical and bio-technical company seeking opportunities in emerging medical technologies the Company, in late September 1996 entered into a Joint Venture Agreement with Biopharmaceutics, Inc. ("BIO") for the purpose of the development and commercialization of a drug Dibromodulcitol (also known as Mitolactol) to which BIO has the exclusive sublicense rights. BIO and the Company thereafter formed a New York State limited liability company known as DBD Company LLC ("DBD") and sublicensed the aforesaid rights to DBD in order to commercialize the drug (a cytoxic chemotherapy agent) for the treatment of cervical and brain cancer and other forms of the disease. BIO is required to manage the venture while the Company holds a 40% ownership interest in DBD (which interest may increase to 45% if certain monetary goals are achieved). The Company has specifically defined monetary commitments regarding this project (see Note 3 to consolidated financial statements) and in this respect is obligated to provide financing necessary in order to complete Investigational New Drug Application ("IND") and New Drug Application ("NDA") filings with the Federal Drug Administration ("FDA"); Phase III clinical trials having been successfully completed for such new drug. The Company's aforesaid monetary obligation to DBD amounts to $1,000,000 of which $150,000 was contributed through December 31, 1996 and an additional $250,000 was contributed thereafter. The balance of $600,000 is to be paid during 1997 on an "as needed" basis. As indicated in aforesaid Note 3 to the consolidated financial statements, a significant portion of the Company's further consideration commitment towards the joint venture referred to is intended to be met by the parties thereto through the issuance of shares of restrictive common stock of the Company based upon certain valuations assigned and certain calculations based upon trading price of the Company's common stock on certain defined dates preceding certain FDA filings and subsequent, if received, approvals. With respect to FDA filings, the Company's joint venture has entered into agreement with and intends to utilize the services of a firm founded by and presided over by a former Deputy Director of the FDA in the Division of Cardio-Renal Drug Products (who, while at the FDA, reviewed several INDs and NDAs. Such individual, in his consultatory capacity, has been involved in the filing of numerous INDs and NDAs. In this manner the Company has been able to take advantage of the fact that it is a "public" company with defined valuations to its trading securities and with the ability to issue securities as partial consideration for transaction(s) entered into.

         B.       ACQUISITIONS OF SUBSIDIARIES

         In a further effort to broaden its above referenced business base and objectives within the medical technology field, the Company during, October 1996, entered into two separate and distinct letters of intent each of which subsequently resulted in acquisitions of subsidiaries as hereinafter indicated. One of such letters of intent was with an Australian limited company and its founder, which parties hold interests in certain products found in the waters along the Great Barrier Reef, which products are registered with the Australian equivalent of the FDA. The second of such letters of intent was with a private company currently engaged in the development, manufacture and sale of microbiological diagnostic and testing systems and equipment providing advanced culture identification capability which is considered to be useful in the determination of the presence of a variety of pathogenic organisms.

         As a direct result of the entry into the aforesaid letters of intent and the consummation of the intentions expressed therein, the Company concluded such transactions, as follows:

         (i) In November of 1996, Marine Research USA, Inc., ("MRUSA") an 80% owned subsidiary of the Company formed under the laws of the State of Utah principally for purposes of the transaction described herein acquired 100% of the issued and outstanding securities of Marine Research Pty. Ltd. ("MRPL"), a corporation organized under the laws of Australia and founded by Samuel J. Grant ("Grant") who owns the balance of 20% of MRUSA. MRPL is in the business of manufacturing and marketing products produced from sea cucumbers harvested in the territorial waters of Australia. In connection with this transaction, Grant, the founder and a former principal shareholder of MRPL, entered into a four-year employment agreement with the Australian corporation as its Managing Director (and also serves as President and a Director of MRUSA). Grant has also signed a non-disclosure agreement under which he must hold in confidence MRPL's proprietary information.

         In connection with this share acquisition, the Company has agreed to make available to MRPL $200,000 of working capital financing. As additional consideration regarding this transaction, the Company issued 500,000 unregistered shares of its common stock to Grant and MRUSA issued to Grant 2,000 shares of its stock which represents 20% of the issued and outstanding securities of MRUSA. Grant has executed restrictive covenants that limit the transferability of MRUSA shares issued to him. MRUSA retained a right of first refusal to acquire Grant's MRUSA shares.

         Through MRPL, the Company is engaged in the formulation, processing and marketing of several nutritional products which use as a principal ingredient, the Sea Cucumber, harvested along the Great Barrier Reef in Australia. MRPL holds certain rights, title and interest in four existing products registered with the Australian Therapeutic Goods Administration ("TGA") which is similar to the U.S. FDA.

         In Australia and New Zealand these products are sold by MRPL for therapeutic relief of arthritic and muscular pain and inflammations. In the United States, these products are sold as food and nutritional supplements through health food providers, and other companies which distribute such products through catalog sales and are also offered for sale in specialty nutrition and health food outlets. These products are packaged in the United States in a TGA and FDA approved facility in Orem, Utah. The fourth product TBL 12 is used as a food supplement. Additional testing is now underway with patients in Melbourne, Australia regarding use of TLB 12 in potentially treating diseases of the immune system including HIV and Cancer - but such testing remains in a very early stage and potential positive results, if any, can not be predetermined.

         MRPL has offices and a distribution center in Castletown, Queensland, Australia while MRUSA maintains offices in Salt Lake City, Utah with its parent ABS Group Inc.

         (ii) Pursuant to Share Purchase and Sale Agreement dated December 31, 1996, the Company acquired (from a New Jersey corporation known as Medical Technologies, Inc. ("MT") all of the issued and outstanding securities (100,000,000 shares of common stock) of Future Medical Technologies, Inc. ("FMT"), which was a wholly owned subsidiary of MT. FMT is in the business of developing, manufacturing and marketing of diagnostic products for medical and industrial applications including a variety of plastic disposable micro biological diagnostic and testing systems, equipment and devices which enable microbiologists to test for bacteria in food and water and other liquids and which provide advanced culture-identification capability useful in the determination of presence of a variety of pathogenic organisms in a short time frame. FMT has a patent pending for one device and owns rights to certain other products. In connection with this transaction, Steven Gelman, consultant to FMT since October 1996, has agreed in principle to enter into a four-year employment agreement with FMT as its President, which employment agreement is to contain a Non-Disclosure Agreement under which he must hold in confidence FMT's proprietary information and a covenant not to compete for a two-year period commencing upon the termination of his employment.

         As consideration regarding this transaction, the Company issued two ninety-day, 6% interest, promissory notes in the sums of $44,000 and $31,563.80 and also assumed the remaining payments of a four-year, 7% interest, $250,000 promissory note with a balance of $225,000 at December 31, 1996. Subsequent to closing the Company paid in full (to MT) the above referenced $44,000 and the $31,563.80 promissory notes.

         FMT maintains offices in Boulder, Colorado, is managed by its President, Steven I. Gelman and maintains a research laboratory in Atlanta, Georgia, in conjunction with Georgia State University whereat FMT's full time senior scientist works with lab assistants.

         The Company together with its subsidiaries MRUSA, MRPL and FMT are collectively referred to as the "Company" unless otherwise specifically indicated.

         The following organizational chart is intended and designed as an overview (summary only) of the Company's structure and its division of corporate responsibilities and operations between certain designated business areas and persons. This information is qualified in its entirety by the more detailed information appearing herein and in the consolidated notes to the Company's consolidated financial statements.

              ABS GROUP INC. - ORGANIZATION AND OPERATIONS - 1997

            -------------------------------------------------------
                                 ABS GROUP INC.
                             (Delaware Corporation)
                      Bio-Medical - Bio-Technical Company
            -------------------------------------------------------

            -------------------------------------------------------
                          Board of Directors/Officers
            -------------------------------------------------------
            Emanuel A. Floor - President, CEO, Treasurer & Director
                    Oleg Batratchenko - Secretary & Director
                  Steven I. Gelman, Vice President - Marketing
            -------------------------------------------------------

--------------------------------     ---------------------------------    ----------------------------------
   DEVELOPMENT OF THERAPEUTIC               NATURAL PRODUCTS FOR                    INNOVATIONS IN
      DRUGS AND MEDICINES                   WELLNESS AND FITNESS                   MICROBIOLOGY AND
                                                  PROGRAMS                       LABORATORY MONITORS
--------------------------------     ---------------------------------    ----------------------------------

--------------------------------     ---------------------------------    ----------------------------------
        DBD COMPANY, LLC                 MARINE RESEARCH USA, INC.                  FUTURE MEDICAL
             (DBD)                              (MARINE USA)                   TECHNOLOGIES, INC. (FMT)
         40.0% Interest                    80.0% owned Subsidiary              Wholly Owned Subsidiary
   (New York Limited Company)                (Utah Corporation)                (New Jersey Corporation)
--------------------------------     ---------------------------------    ----------------------------------

--------------------------------     ---------------------------------    ----------------------------------
        Venture Manager                     Officers & Directors                 Officers & Directors
                                         Marine Research USA, Inc.           Steven I. Gelman, President,
     Biopharmaceutics, Inc.                   Samuel J. Grant,                      CEO & Director
       Ed Fine, President                   President & Director          Emanuel A. Floor, Vice President,
       Bellport, New York            Emanuel A. Floor, Vice President,           Treasurer & Director
                                            Treasurer & Director             Oleg Batratchenko, Director
--------------------------------     ---------------------------------    ----------------------------------

--------------------------------     ---------------------------------    ----------------------------------
          Consultants                     MARINE RESEARCH PTY LTD.                      Staff
      Dr. Stewart Ehrreich                         MARINE                       Dr. Jitu Patel, Ph.D.
    Dr. Kristen K. Flaharty               Wholly Owned Subsidiary                  Senior Scientist
      Ehrreich Consulting               (Australia Limited Company)                   (Atlanta)
Coordination of all FDA Filings           100% owned by MARINE USA                  Renee Collier
        Coordination of                       Samuel J. Grant,              Dir. of Research & Development
   Scientific Advisory Board                 Managing Director                        (Boulder)
                                         Emanuel A. Floor, Director
--------------------------------     ---------------------------------    ----------------------------------

--------------------------------     ---------------------------------    ----------------------------------
       Joint Venture with                Manufacture and Marketing           Manufacture and Marketing of
  Biopharmaceutics, Inc. (New              of products using Sea                 monitors and related
   York) for the development,            Cucumber or "Beche-de-Mer"            equipment and media for
   manufacturing, regulatory               which are marketed as            membrane filtration and other
    processing and rights to           therapeutic drugs in Australia     micro biological liquid filtration
      commercially exploit             and a nutritional supplements              and culturing and
   Dibromodulcitol (DBD) as a          in the United States for relief         development and sale of
drug for treatment of brain and         from arthritis and muscular          advanced line of disposables
   cervical cancer. Phase III              pain and as a gel and             useful in Quantitation and
 Clinical Trials complete, IND         nutritional supplement useful        Presumptive Identification of
    and NDA applications in              in boosting immune system.           most bacterial pathogens.
   process under direction of             Research to continue on           Products sold to food industry
    Ehrreich Consulting and                success with AIDS and             and others to validate that
   Scientific Advisory Board.                 Cancer Patients.               products are bacteria free.
--------------------------------     ---------------------------------    ----------------------------------

--------------------------------     ---------------------------------    ----------------------------------
  Offices: Bellport, New York               Offices: Castletown,              Offices: Boulder, Colorado
                                           Queensland, Australia                R & D Lab: Atlanta, GA
--------------------------------     ---------------------------------    ----------------------------------

EMPLOYEES

         At the present time ADBS' staff consists of its three officers and directors. FMT employs three persons while MRUSA and MRPL employ an aggregate of three persons (inclusive of their officers and directors).

ITEM 2.           DESCRIPTION OF PROPERTY

         Through March 31, 1997 the Company maintained its executive offices at the home of its President (Emanuel A. Floor) at 2936 Sierra Point Place, Salt Lake City, Utah 84109 (on a rent free basis through December 31, 1995) and its telephone number was and remains 801-521-8000. During 1996, the Company paid Emanuel A. Floor and Associates (an affiliate of Mr. Floor) approximately $12,000 for use of the office space, phones, mail and postage and other office facilities and/or expenses.

         Effective April 1, 1997, the Company has established its Corporate headquarters as well as its United States office for both MRUSA and MRPL in space leased from unrelated third parties at 818 East South Temple Street, Salt Lake City, Utah 84102. Its telephone number continues to be 801-521-8000. Its fax number is 801-532-2160.

         Under terms of the three year lease, the Company is obligated to pay $21,600 for the first year, $22,800 for the second year and $23,400 for the third year. The company has paid a security deposit of $11,000; the equivalent of approximately six months rent. A portion of this sum - $5,500 - will be credited against the monthly rent at the rate of $157.77 per month for the term and the balance will be credited to the Company on return of the premises in good condition at the end of the term.

         In December of 1996, FMT, a wholly owned subsidiary of the Company, entered into a two year lease with an unrelated third party for office space in Boulder, Colorado. Occupancy of the space was effective February 1, 1997. Rental charges for the space is $49,200 to be paid at the rate of $2,000 per month for the first year and $2,100 per month for the second year. FMT deposited $12,000 with the landlord as a security deposit and to prepay three specific months of the lease.

         For further information regarding Company obligations with respect to leasing of office space under various operating lease agreements, reference is made to note 8 to the Company's consolidated financial statements.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not held an annual meeting of stockholders throughout calendar years 1992

-1996 inclusive. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet, formalized any specific plans as to any proposed date or site for such meeting.

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

Calendar Year Ended December 31, 1995              Quarterly Common Stock Price
                  By Quarter                                 Ranges (1)
-----------------------------------------------    -----------------------------
Quarter                       Date                 High                  Low
-------                       ----                 ----                  ---
 1st                       March 31, 1995          $ .08                 $ .07
 2nd                       June 30, 1995           $ .07                 $ .04
 3rd                       September 30, 1995      $ .04                 $ .02
 4th                       December 31, 1995       $ .02                 $ .01

Calendar Year Ended December 31, 1996              Quarterly Common Stock Price
                  By Quarter                                 Ranges (1)(2)
-----------------------------------------------   ------------------------------
Quarter                       Date                 High                  Low
-------                       ----                 ----                  ---
 1st                       March 31, 1996          $ .015                $ .015
 2nd                       June 30, 1996           $ .22                 $ .015
 3rd                       September 30, 1996      $ 3.25                $ .50
 4th                       December 31, 1996       $ 4.50                $3.00

Calendar Year Ended December 31, 1997              Quarterly Common Stock Price
                  By Quarter                                 Ranges (1)(2)(3)
-----------------------------------------------    -----------------------------
Quarter                       Date                 High                  Low
-------                       ----                 ----                  ---
 1st                       March 31, 1997          $5.00                 $3.00

----------
(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol ADBS). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(2) On or about August 16, 1996 the Company effectuated a 1 for 30 reverse split of its then outstanding shares of common stock. Prices indicated commencing with the quarter ended September 30, 1996 reflect such reverse split.

(3) Trading has been on a sporadic basis with limited, if any, trading volume (on certain dates). Reported volume during the most recent quarter ended March 31, 1997 exceeded 5,000 shares on only eight occasions, with such volume exceeding 10,000 shares on only two occasions.

         (b)   Holders.   As of March 31, 1997 the approximate number of
               stockholders of the

Company's Common Stock (as indicated on its transfer agent's March 31, 1997 certified list of stockholders) amounted to 182 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's intentions as expressed herein is to become a diversified public company through the acquisition or financing of opportunities with emerging bio-medical technology firms where (a) research and development stages have been basically completed, (b) intellectual property is protected by patents, licenses, registration and/or proprietary formulas or processes, (c) products and/or services are deemed unique and/or desirable and (d) Company's management and marketing skills and financial resources are envisioned to be a valuable asset to the overall operation(s) (present and/or proposed) of the acquired firm(s) - all with ultimate objective of benefitting the Company's stockholders. Its initial joint venture with BIO (entered into in September
1996) and its subsequent acquisitions in November and December 1996 as well as the various monetary and other obligations assumed thereunder are summarized in
Item 1 hereto with further details appearing in the applicable notes to the consolidated financial statements. Such consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of the Company during the calendar years ended December 31, 1995 (if applicable) and 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in such report.

         The discussion appearing hereinafter with respect to the consolidated statements of operations does not contain comparable information and no analysis of same is being given herein since it is not properly susceptible to narrative comparison by virtue of the fact that (a) as indicated in Item 1 of this Form 10-KSB, the Company was basically inactive from the time that it discontinued operations in 1992 until the time that it was reactivated during late 1996 and
(b) from inception through December 31, 1995 it had no revenues from operations. For reasons comparable to those heretofore stated directly above, no comparable information is provided herein with respect to the Company's consolidated balance sheet.

CONSOLIDATED STATEMENTS OF OPERATIONS:

For the calendar year ended December 31, 1996

         Sales for the calendar year ended December 31, 1996 were $17,812 while cost of sales amounted to $5,209 resulting in a gross margin for calendar year 1996 of $12,603. Expenses amount to $1,287,117 of which general and administrative expenses accounted for approximately 98%. Primarily as a result of the above, the net loss for calendar year ended December 31, 1996 was $(1,379,751) thereby increasing the Company's deficit accumulated during development stage to $(9,724,597) as at December 31, 1996.

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 1996:

         Total assets of the Company at calendar year ended December 31, 1996 were $1,935,765 of which a $698,953 investment in joint venture and $724,334 patents/intellectual property accounted for approximately 36% and 37% thereof. Total current assets amounted to $186,322 while total current liabilities amounted to $435,959 thereby creating a working capital deficit of $(249,637).

         The aforesaid current liabilities of $435,959 consisted of accounts payable of $335,395 and the current portion of notes payable of $100,564. The long term portion of such notes payable - to wit: $200,000 is the only long term liability of the Company and, accordingly, total liabilities as at December 31, 1996 amounted to $635,959. See also note 5 to consolidated financial statements.

         As at December 31, 1996 the Company's accumulated deficit amounted to $(9,724,597) while total stockholders' equity amounted to $1,167,665.

CASH REQUIREMENTS AND LIQUIDITY

         As indicated in the consolidated statements of stockholders' equity and most particularly in that portion thereof which refers to transactions during the year ended December 31, 1996, the Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth and acquisition program through the sale and issuance of approximately 470,000 shares of its common stock for a cash consideration of $750,000. During the first quarter of 1997 the Company sold an additional 461,330 shares for cash consideration of $1,135,860. The shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. All sales of securities pursuant to Regulation S made during 1997 as referred to directly above (and as amounting to an aggregate of 461,330 shares) have been reported in Forms 8-K with dates of reports of January 16, February 5 and March 10, 1997 - each of which Forms 8-K were filed in a timely manner in accordance with the new rules governing transactions of this nature.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicate (in Note 9 thereto) certain factors which create an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained significant operating losses while not having had a proven source of revenues. Notwithstanding the concerns expressed by the Company's auditors in such Note 9 as well as in their report dated March 27, 1997 accompanying such consolidated financial statements and the loss most recently incurred during the calendar year ended December 31, 1996 of $(1,379,751), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) the belief that its operations (through activities of its recently entered into joint venture and/or recently acquired subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the recently consummated acquisitions referred herein,

ITEM 7.           FINANCIAL STATEMENTS

         The following consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-22 inclusive of this Form 10-KSB, which pages follow this page.

                                 ABS GROUP INC.
                           DECEMBER 31, 1996 AND 1995

                                    CONTENTS
                                                                 Page
                                                                 ----

Independent Auditor's Report                                      F-1
Consolidated Balance Sheets                                       F-2
Consolidated Statements of Operations                             F-4
Consolidated Statements of Stockholders' Equity (Deficit)         F-6
Consolidated Statements of Cash Flows                             F-11
Notes to the Consolidated Financial Statements                   F-14 - F-22

                      [JONES, JENSEN & COMPANY LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
ABS Group Inc.
(Formerly Advanced Biological Systems, Inc.)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (a development stage company) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994 and from the date of inception on October 3, 1988 through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (a development stage company) and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, and from the date of inception on October 3, 1988 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is a development stage company with no significant operating revenues to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jones, Jensen & Company

Jones, Jensen & Company
March 27, 1997

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                       December 31,
                                                --------------------------
                                                    1996           1995
                                                ------------  ------------
CURRENT ASSETS

  Cash                                          $   65,977        $45,598
  Accounts receivable (Note 1)                      30,293             --
  Inventories (Note 1)                              87,992             --
  Prepaid expenses                                   2,060             --
                                                ----------        -------

     Total Current Assets                          186,322         45,598
                                                ----------        -------

FIXED ASSETS (Note 2)                              107,593             --
                                                ----------        -------

OTHER ASSETS

  Investment in joint venture (Note 3)             698,953             --
  Patents/intellectual property (Note 4)           724,334             --
  Deposits                                          12,997             --
  Goodwill (Note 1)                                205,566             --
                                                ----------        -------

     Total Other Assets                          1,641,850             --
                                                ----------        -------

TOTAL ASSETS                                    $1,935,765        $45,598
                                                ==========        =======


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         December 31,
                                                             --------------------------------
                                                                  1996                1995
                                                             ------------         -----------
CURRENT LIABILITIES

  Accounts payable                                           $    335,395         $    68,429
  Notes payable (Note 5)                                          100,564                  --
                                                             ------------         -----------

     Total Current Liabilities                                    435,959              68,429
                                                             ------------         -----------

LONG-TERM LIABILITIES

  Notes payable (Note 5)                                          200,000                  --
                                                             ------------         -----------

     Total Liabilities                                            635,959              68,429
                                                             ------------         -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                    132,141                  --
                                                             ------------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 8)                          --                  --
                                                             ------------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, 10,000,000 shares
      authorized at $0.0001 par value;
      3,293,935 and 890,375 shares
      issued and outstanding, respectively                            329                  89
     Capital in excess of par value                            10,891,924           8,321,926
     Foreign currency translation                                       9                  --
     Deficit accumulated during the development stage          (9,724,597)         (8,344,846)
                                                             ------------         -----------

        Total Stockholders' Equity (Deficit)                    1,167,665             (22,831)
                                                             ------------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                           $  1,935,765         $    45,598
                                                             ============         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                From Inception
                                                                                                 on October 3,
                                                  For the Years Ended December 31,               1988 Through
                                         -----------------------------------------------         December 31,
                                             1996               1995              1994               1996
                                         -----------         ---------         ---------        --------------
SALES                                    $    17,812         $      --         $      --         $    17,812

COST OF SALES                                  5,209                --                --               5,209
                                         -----------         ---------         ---------         -----------

GROSS MARGIN                                  12,603                --                --              12,603
                                         -----------         ---------         ---------         -----------

EXPENSES

  Depreciation and amortization                6,845                --                --               6,845
  Rent                                        12,000                --                --              12,000
  Research and development                       580                --                --                 580
  General and administrative               1,267,692                --                --           1,267,692
                                         -----------         ---------         ---------         -----------

     Total Expenses                        1,287,117                --                --           1,287,117
                                         -----------         ---------         ---------         -----------

LOSS FROM OPERATIONS                      (1,274,514)               --                --          (1,274,514)
                                         -----------         ---------         ---------         -----------

OTHER INCOME (EXPENSE)

  Interest income                                108                --                --                 108
  Interest expense                              (711)               --                --                (711)
  Loss on investment (Note 3)                (26,047)               --                --             (26,047)
                                         -----------         ---------         ---------         -----------

     Total Other Income (Expense)            (26,650)               --                --             (26,650)
                                         -----------         ---------         ---------         -----------

LOSS BEFORE DISCONTINUED
 OPERATIONS AND MINORITY
 INTEREST                                 (1,301,164)               --                --          (1,301,164)

LOSS ON DISCONTINUED
 OPERATIONS                                  (80,196)          (45,058)         (107,291)         (8,425,042)

MINORITY INTEREST IN LOSS                      1,609                --                --               1,609
                                         -----------         ---------         ---------         -----------

NET LOSS                                 $(1,379,751)        $ (45,058)        $(107,291)        $(9,724,597)
                                         ===========         =========         =========         ===========

NET LOSS PER SHARE                       $     (0.99)        $   (0.11)        $   (0.35)
                                         ===========         =========         =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               1,401,599           428,621           310,374
                                         ===========         =========         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock           Capital in       During the
                                            ------------------         Excess of       Development
                                            Shares      Amount         Par Value          Stage
                                            -------    -------        ----------       -----------
Balance, October 3, 1988                         --    $    --        $       --       $        --

Shares issued to incorporators
 for approximately $0.04 per share          110,222         11             3,989                --

Net loss for the year ended
 December 31, 1988                               --         --                --              (164)
                                            -------    -------        ----------       -----------

Balance, December 31, 1988                  110,222         11             3,989              (164)

Shares issued to the public for
approximately $1.13 per share on
 August 22, 1989                             57,778          6            64,994                --

Costs of public offering                         --         --           (29,265)               --

Net loss for the year ended
 December 31, 1989                               --         --                --           (28,341)
                                            -------    -------        ----------       -----------

Balance, December 31, 1989                  168,000         17            39,718           (28,505)

Shares of restricted common
 stock issued for $180.00 per
 share                                       13,889          1         2,499,999                --

Net loss for the year ended
 December 31, 1990                               --         --                --          (129,598)
                                            -------    -------        ----------       -----------

Balance, December 31, 1990                  181,889    $    18        $2,539,717       $  (158,103)
                                            -------    -------        ----------       -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                         Deficit
                                                                                       Accumulated
                                              Common Stock           Capital in        During the
                                           -------------------       Excess of         Development
                                           Shares       Amount       Par Value            Stage
                                           -------      ------       ----------        -----------
Balance, December 31, 1990                 181,889      $   18       $2,539,717        $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $137.94 per share          3,797           1          523,749                 --

Shares issued in private
 placement at $90.00 per share              22,278           2        2,004,998                 --

Shares issued in exchange for
 product and marketing rights
 at $90.00 per share                        13,333           1        1,199,999                 --

Costs of private placement                      --          --         (218,523)                --

Contribution of assets by an
 officer and director                           --          --            1,350                 --

Net loss for the year ended
 December 31, 1991                              --          --               --         (2,245,287)
                                           -------      ------       ----------        -----------

Balance, December 31, 1991                 221,297          22        6,051,290         (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $112.51 per share                           2,222          --          250,000                 --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $30.07 per share              5,000           1          150,349                 --

Shares issued on April 15, 1992 in
 private placement at an average
 price of approximately $134.62
 per share                                   1,278          --          172,050                 --
                                           -------      ------       ----------        -----------

Balance forward                            229,797      $   23       $6,623,689        $(2,403,390)
                                           -------      ------       ----------        -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                         Deficit
                                                                                       Accumulated
                                              Common Stock           Capital in        During the
                                           -------------------       Excess of         Development
                                            Shares      Amount       Par Value            Stage
                                           --------     ------       ----------        -----------
Balance forward                             229,797        $23       $6,623,689        $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 approximately $0.09 per share                2,777         --              250                 --

Shares issued on
 October 23, 1992 in settlement
 of debt at $30.00 per share                  3,333         --          100,000                 --

Shares issued on
 October 23, 1992 in settlement
 of debt at $9.00 per share                  11,667          1          104,999                 --

Shares issued on
 November 24, 1992 in private
 placement at $60.02 per share                  833         --           50,000                 --

Shares issued on November
 25, 1992 in private placement
 at approximately $11.32 per share            4,479          1           50,684                 --

Shares issued during
 December 1992 in settlement
 of debt at $30.00 per share                 27,903          3          837,092                 --

Costs of private placements                      --         --           (9,250)                --

Net loss for the year ended
 December 31, 1992                               --         --               --         (5,540,971)
                                           --------     ------       ----------        -----------

Balance, December 31, 1992                  280,789     $   28       $7,757,464        $(7,944,361)
                                           --------     ------       ----------        -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                         Deficit
                                                                                       Accumulated
                                              Common Stock           Capital in        During the
                                           -------------------       Excess of         Development
                                            Shares      Amount       Par Value            Stage
                                           --------     ------       ----------        -----------
Balance, December 31, 1992                  280,789     $   28       $7,757,464        $(7,944,361)

Shares issued on
 January 6, 1993 in private
 placement at approximately
 $11.25 per share                             1,778         --           20,000                 --

Shares issued on
 January 6, 1993 upon exercise
 of options at approximately
 $0.09 per share                              2,778         --              250                 --

Shares issued on May 26, 1993
 in private placement at
 approximately $6.00 per share                1,667         --           10,000                 --

Shares issued on May 26, 1993
 in private placement at
 approximately $6.00 per share                6,667          1           39,999                 --

Shares issued on July 9, 1993
 in private placement at
 approximately $4.50 per share                3,333         --           15,000                 --

Shares issued on August 18,
 1993 in private placement at
 $3.00 per share                              6,000          1           17,999                 --

Shares issued during December
 1993 in settlement of debt at
 approximately $30.00 per share               7,363          1          220,874                 --

Net loss for the year ended
 December 31, 1993                               --         --               --           (248,136)
                                           --------     ------       ----------        -----------

Balance, December 31, 1993                  310,375     $   31       $8,081,586        $(8,192,497)
                                           --------     ------       ----------        -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                              Common Stock         Capital in     During the
                                           -------------------     Excess of      Development
                                            Shares      Amount     Par Value         Stage
                                           ---------    ------     ----------     -----------
Balance, December 31, 1993                   310,375    $   31     $8,081,586     $(8,192,497)

Net loss for the year ended
 December 31, 1994                                --        --             --        (107,291)
                                           ---------    ------     ----------     -----------

Balance, December 31, 1994                   310,375        31      8,081,586      (8,299,788)

Shares issued during December
 1995 settlement of debt at
 approximately $0.30 per share               466,667        47        140,351              --

Shares issued during December
 1995 in private placement at
 approximately $0.88 per share               113,333        11         99,989              --

Net loss for the year ended
 December 31, 1995                                --        --             --         (45,058)
                                           ---------    ------     ----------     -----------

Balance, December 31, 1995                   890,375        89      8,321,926      (8,344,846)

Shares issued April 10, 1996
in private placement at
approximately $1.50 per share                 33,333         4         34,996              --

Shares issued May 17, 1996
in private placement at
approximately $1.50 per share                  3,333        --          5,000              --

Shares issued May 17, 1996
 in settlement of dispute valued
 at approximately $0.90 per share              2,333        --          2,100              --

Shares issued September 25, 1996
 for investment in joint venture
 valued at $1.00 per share (Note 3)          425,000        43        424,957              --

Shares issued September 27, 1996
 for options exercised valued at
 $0.15 per share                               1,000        --             --              --
                                           ---------    ------     ----------     -----------

Balance forward                            1,355,374    $  136     $8,788,979     $(8,344,846)
                                           ---------    ------     ----------     -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                      Deficit
                                                                                    Accumulated
                                              Common Stock         Capital in       During the
                                           -------------------     Excess of        Development
                                             Shares     Amount     Par Value           Stage
                                           ---------    ------     -----------      -----------
Balance forward                            1,355,374    $  136     $ 8,788,979      $(8,344,846)

Shares issued September 30, 1996
 for services rendered valued at
 $0.79 per share                           1,000,000       100         789,900               --

Capital contributed by a
 stockholder                                      --        --          25,000               --

Shares issued October 1996 for
 cash at an average price of
 approximately $1.38 per share               333,333        33         459,967               --

Shares issued October 10, 1996
to settle shareholder payable
at $1.00 per share                             5,000        --           5,000               --

Shares issued to acquire
 subsidiary (Note 1)                         500,000        50         500,088               --

Shares issued December 30, 1996
 for cash at $2.50 per share                 100,000        10         249,990               --

Stock offering costs (Note 1)                     --        --         (90,000               --

Fractional shares resulting from
 reverse stock split                             228        --              --               --

Options granted with an exercise
 price below current market price
 of common stock (Note 6)                         --        --         163,000               --

Net loss for the year ended
 December 31, 1996                                --        --              --       (1,379,751)
                                           ---------    ------     -----------      -----------

Balance, December 31, 1996                 3,293,935    $  329     $10,891,924      $(9,724,597)
                                           =========    ======     ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        From Inception
                                                                                                         on October 3,
                                                            For the Years Ended December 31,             1988 Through
                                                      -------------------------------------------        December 31,
                                                         1996             1995            1994               1996
                                                      -----------       --------        ---------       --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from operations                            $(1,379,751)      $(45,058)       $(107,291)      $   (9,724,597)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                           6,845             --               --                9,888
    Stock issued for services
     rendered                                             955,100             --               --              955,100
    Loss on investment in
     joint venture                                         26,047             --               --               26,047
    Stock issued in settlement
     of debt                                                   --             --               --            1,413,320
    Loss on disposition of assets                              --             --               --            3,206,791
  Changes in operating assets and liabilities:
    (Increase) decrease in
     accounts receivable                                  (16,334)            --               --              (16,334)
    (Increase) decrease in
     inventory                                            (40,675)            --               --              (40,675)
    Increase (decrease) in
     accounts payable                                     185,706        (40,881)          31,198              254,135
                                                      -----------       --------        ---------       --------------

        Net Cash Provided (Used)
         by Operating Activities                      $  (263,062)      $(85,939)       $ (76,093)      $   (3,916,325)
                                                      -----------       --------        ---------       --------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                       From Inception
                                                                                        on October 3,
                                             For the Years Ended December 31,           1988 Through
                                        -----------------------------------------       December 31,
                                           1996             1995           1994             1996
                                        ---------         --------       --------      --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Investment in joint venture           $(300,000)        $     --       $     --      $     (300,000)
  Cash acquired through
   investment in subsidiary                 2,022               --             --               2,022
  Purchase of subsidiaries               (108,731)              --             --            (108,731)
  Purchase of product marketing
   rights                                      --               --             --              (1,250)
  Purchase of fixed assets                     --               --             --             (10,784)
  Purchase of promotional video                --               --             --             (50,000)
                                        ---------         --------       --------      --------------

        Net Cash Provided (Used)
         by Investing Activities         (406,709)              --             --            (468,743)
                                        ---------         --------       --------      --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Capital contributed by
   shareholder                             25,000               --             --              25,000
  Proceeds from loans                       5,000           31,500         76,100             398,140
  Proceeds from sale of common
   stock                                  660,150          100,000             --           4,027,905
                                        ---------         --------       --------      --------------

        Net Cash Provided (Used)
         by Financing Activities          690,150          131,500         76,100           4,451,045
                                        ---------         --------       --------      --------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                 20,379           45,561              7              65,977

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    45,598               37             30                  --
                                        ---------         --------       --------      --------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $  65,977         $ 45,598       $     37      $       65,977
                                        =========         ========       ========      ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                       From Inception
                                                                                        on October 3,
                                             For the Years Ended December 31,           1988 Through
                                        -----------------------------------------       December 31,
                                           1996            1995            1994             1996
                                        ---------        ---------       --------      --------------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

  Interest paid                         $     711        $      --       $     --      $          711
  Income taxes paid                     $      --        $      --       $     --      $           --

  NON-CASH FINANCING
   ACTIVITIES

    Stock issued for note               $      --        $      --       $     --      $    2,498,750
    Purchase of Bioreactors
     through assignment of note         $      --        $      --       $     --      $    2,150,000
    Acquisition of product
     marketing rights through
     issuance of notes and stock        $      --        $      --       $     --      $    2,200,000
    Stock issued in settlement
     of debt                            $   7,100        $ 140,398       $     --      $    1,560,818
    Stock and options issued for
     services rendered                  $ 953,100        $      --       $     --      $      953,100
    Stock issued for acquisition
     of subsidiary                      $ 500,138        $      --       $     --      $      500,138
    Stock issued for investment
     in joint venture                   $ 425,000        $      --       $     --      $      425,000


        The accompanying notes are an integral part of these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         The consolidated financial statements include those of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (Formerly Advanced Biological Systems, Inc.) and its subsidiaries Future Medical Technologies, Inc. (FMT), Marine Research USA, Inc. (MRUSA) and Marine Research Pty Ltd. (MRPL). Collectively, they are referred to herein as "the Company." All intercompany accounts and transactions have been eliminated.

         ABS Group Inc. (formerly Advanced Biological Systems, Inc.) was incorporated under the laws of the State of Delaware on October 3, 1988, discontinued operations during 1992, and was inactive until 1996. During 1996, the Company acquired FMT, MRUSA and MRPL. The Company is currently engaged in the production and sale of nutritional supplements and microbiological testing kits.

         On December 31, 1996, the Company purchased FMT by assuming debt in the amount of $300,564 and by paying $73,731 in cash. The acquisition resulted in fixed assets being revalued to their fair market value of $55,200. The purchase of FMT resulted in the creation of goodwill of $205,566.

         Future Medical Technologies, Inc. was incorporated under the laws of the State of New Jersey on September 28, 1989 for the purpose of developing technology relating to microbiological testing of water, beverages and food.

         On November 7, 1996, the Company entered into an Asset Acquisition and Financing Agreement with Marine Research USA, Inc., Marine Research Pty. Ltd. and Samuel J. Grant, whereby the Company issued 500,000 shares of its restricted common stock to Mr. Grant as an inducement for him to transfer certain intellectual property and operating equipment to MRPL. As a result of the transaction, MRUSA became owner of 100% of the issued and outstanding shares of MRPL. The Company became 80% owner of MRUSA and Mr. Grant became 20% owner of MRUSA.

         Marine Research USA (MRUSA) was incorporated in the State of Utah on November 6, 1996 for the purpose of facilitating the purchase of Marine Research Pty. Ltd. by ABS Group Inc. (formerly Advanced Biological Systems, Inc.) MRUSA owns 100% of the issued and outstanding stock of Marine Research Pty. Ltd.

         Marine Research Pty Ltd. (MRPL) was incorporated under the laws of the State of Queensland Australia on February 22, 1991 under the name of Myalldeen Pty. Ltd. MRPL was inactive until November of 1996 when it was purchased by MRUSA. Since that time, MRPL has been engaged in the production and sale of registered therapeutic products in Australia and a nutritional supplement outside of Australia, the primary ingredient of which is Sea Cucumber.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         f. Income Taxes

         No provision for income taxes has been accrued because the Company has net operating losses from inception. Net operating loss carryforwards of approximately $8,300,000 at December 31, 1996, expire in 2011. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

         g. Stock Split

         On November 15, 1989, the Company effected a forward split of its common shares outstanding on a 4-for-1 basis in the form of a stock dividend. On June 29, 1992, the Company effected a reverse stock split of its common shares outstanding on a 1-for-3 basis. On August 14, 1996, the Company effected an additional reverse stock split of its common shares outstanding on a 1-for-30 basis. The financial statements have been restated retroactively to reflect the effects to these stock splits.

         I. Inventory

         Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

         j. Accounts Receivable

         The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of a $9,719 allowance for doubtful accounts at December 31, 1996.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         l. Depreciation

         Property and equipment are depreciated using the straight-line method over their estimated useful lives of five to seven years. (Note 2)

         m. Amortization

         Goodwill and other intangibles are amortized over their estimated lives of 10 years. Amortization expense for the years ended December 31, 1996 and 1995 was $5,038 and $0 respectively.

NOTE 2 - PROPERTY AND EQUIPMENT

         Major classifications of property and equipment are as follows:

                       Production equipment                  $ 47,760
                       Office equipment                        11,640
                       Product molds                           50,000
                                                             --------
                                                              109,400
                       Less accumulated depreciation           (1,807)
                                                             --------
                                                             $107,593
                                                             ========

         Depreciation expense for the years ended December 31, 1996 and 1995 was $1,807 and $0, respectively.

NOTE 3 - INVESTMENT IN JOINT VENTURE

         On September 25, 1996, the Company entered into a Joint Venture Agreement with Biopharmaceutics, Inc. (BIO) for the purpose of commercially exploiting a drug for which BIO holds the rights to manufacture and market. The two companies formed DBD Company LLC (DBD) to accomplish this. BIO will sublicense its rights to the drug and will also be responsible for the management of the day-to-day operations of DBD. The Company is obliged to contribute cash to DBD totaling $1,000,000. As of December 31, 1996 the Company had contributed $150,000 to DBD. Subsequent to December 31, 1996, the Company contributed an additional $250,000 to DBD. The balance of $600,000 is to be paid during 1997 on an as needed basis.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 3 - INVESTMENT IN JOINT VENTURE (Continued)

         As additional consideration, the Company has agreed to pay BIO a total of $2.75 million in cash and securities as follows:

         a) 425,000 shares of the Company's restricted common stock valued at $2.00 per share and $150,000 in cash represented by a promissory note payable to BIO, which was paid in full October 31, 1996.

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

         In exchange for the consideration, the Company received a 40% ownership interest in DBD. This ownership interest will increase to 45% at such time as BIO has received $2,000,000 in profits from DBD. The investment is accounted for by the equity method. The investment in the joint venture is carried at cost of $725,000 less the Company's share of the loss for the year ended December 31, 1996 which was $26,047 for a net amount of $698,953. This differs from the Company's underlying equity in the net assets of DBD by $575,000, which is the amount paid to BIO by the Company. BIO's sublicence of the product rights did not result in the recording of an asset on the books of DBD because BIO's basis in the product rights was $0. The amount paid to BIO represents the estimated net present value of future income to be derived from the sale of the drug. Financial information for DBD is as follows:

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 3 - INVESTMENT IN JOINT VENTURE (Continued)

                                                               December 31,
                                                                   1996
                                                            ------------------
                Assets:
                  Cash                                      $           25,052
                  Prepaid expense                                       75,000
                                                            ------------------
                       Total Assets                         $          100,052
                                                            ==================
                Liabilities and equity:

                  Liabilities:
                    Accounts payable and accrued expenses   $           15,069
                                                            ------------------
                  Equity:
                    The Company                                        123,953
                    Other                                              (38,970)
                                                            ------------------
                       Total Equity                                     84,983
                                                            ------------------
                  Total Liabilities and Equity              $          100,052
                                                            ==================

                                                                 For the
                                                                Year Ended
                                                               December 31,
                                                                  1996
                                                            ------------------
                Gross revenue                               $               --
                Cost of sales and operational expenses                  65,117
                                                            ------------------
                Net loss                                    $          (65,117)
                                                            ==================
                Company interest in net loss                $          (26,047)
                                                            ==================


NOTE 4 - PATENTS/INTELLECTUAL PROPERTY

         During 1996, the Company acquired certain intellectual property as a result of the purchase of its subsidiaries. Intellectual property consisted of the following at December 31, 1996:

                                                                              Accumulated
                                                              Amount         Amortization
                                                             --------        ------------
                       Patent Pending Qualture               $ 22,243        $         --
                       Product Rights Qualture                102,519                  --
                       Product Registrations Sea Care         604,610               5,038
                                                             --------        ------------

                          Total Intellectual Property        $729,372        $      5,038
                                                             ========        ============

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 4 - PATENTS/INTELLECTUAL PROPERTY (Continued)

         The Patent Pending Qualture has been capitalized and will not be amortized until the patent is granted. The Product Rights Qualture will be amortized over their estimated useful lives of 10 years. The Product Registrations for SeaCare will be amortized over their estimated useful lives of 20 years. Amortization of intellectual property was $5,038 and $0 for the years ending December 31, 1996 and 1995, respectively.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 1996 and 1995 consisted of the following:

                                                                                        1996             1995
                                                                                     ---------         --------
                Note payable to corporation, 7% interest, maturing October 1,
                 2000, quarterly payments of various
                 amounts, unsecured                                                  $ 225,000         $     --

                Note payable to corporation, 6% interest, principal
                 and interest, due March 31, 1997, unsecured (Note 10)                  31,564               --

                Note payable to corporation, 6% interest principal
                 and interest due March 31, 1997, unsecured (Note 10)                   44,000               --
                                                                                     ---------         --------

                    Total                                                              300,564               --

                    Less Current Maturities                                           (100,564)              --
                                                                                     ---------         --------

                    Long-Term Debt                                                   $ 200,000         $     --
                                                                                     =========         ========

         Aggregate maturities required on long-term debt at December 31, 1996 are as follows:

                                                          Year          Amount
                                                          -----        --------
                                                           1997        $100,564
                                                           1998          50,000
                                                           1999          50,000
                                                           2000         100,000
                                                                       --------

                                                          Total        $300,564
                                                                       ========

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 6 - STOCK OPTIONS

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

         The following table summarizes common stock options outstanding as of December 31, 1996.

                               Exercise      Fair
              Date            Price Per    Value on    Options    Options      Options
             Granted            Share     Grant Date   Granted   Exercised   Outstanding
         ------------------   ---------   ----------   -------   ---------   -----------
         August 21, 1996       $   0.15    $   0.79    200,000       1,000       199,000
         November 20, 1996     $   0.90    $   1.00    350,000          --       350,000
                                                       -------   ---------   -----------

                                                       550,000       1,000       549,000
                                                       =======   =========   ===========

         Weighted average value of options granted                           $      0.30
         Total compensation cost recognized from issuance of options         $   163,000

         The Fair Value of the options is based on the average offering price of the Company's common stock in the four months prior to the grant date of the options less a discount due to the restricted nature of the employee stock options.

         Of the 550,000 options granted to date, 549,000 options remain unexercised and expire five years from the date of the grant. Outstanding options are not considered in the loss per share calculation as they are antidilutive. The grant of options on August 21, 1996 and November 20, 1996 resulted in the recognition of $163,000 of compensation as a result of the difference between the exercise price and fair market price of the Company's common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 1996 and 1995, the Company received advances from a shareholder of $5,000 and $31,500 respectively. The advances were converted to equity during the year received.

         During 1996, the Company rented space for its offices from an entitiy controlled by an officer of the Company. Rent payments totalled $12,000 for the year.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The Company leases office space under various operating lease agreements which expire through 2000. Future commitments under non-cancelable operating leases are as follows:

                                                           Year          Amount
                                                           -----        --------
                                                            1997        $ 40,650
                                                            1998          47,850
                                                            1999          23,250
                                                            2000           5,850
                                                                        --------

                                                           Total        $117,600
                                                                        ========

          The Company has commited to contribute $1,000,000 to a joint venture of which it is a partner. As of December 31, 1996, the Company had contributed $150,000. The remaining $850,000 is to be contributed during 1997. (Note 3 and 10)

NOTE 9 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. However, the Company has experienced significant operating losses and does not have a proven source of revenues. Management plans to obtain equity financing sufficient to cover its operating costs during the development stage until operations generate sufficient revenues to cover operating expenses. Subsequent to December 31, 1996, the Company has raised approximately $1,000,000 in equity financing. (Note 10)

NOTE 10 - SUBSEQUENT EVENTS

          During the period subsequent to the financial statement date, the Company has completed private placements of its common stock; 461,339 shares of common stock were issued for $1,135,861 with net proceeds of $968,118 to the Company.

          In accordance with the Joint Venture Agreement entered into by the Company (Note 3) the Company contributed $250,000 to the Joint Venture during January 1997.

          In March 1997, the Company entered into an operating lease for office space. The future minimum payments are reflected in the schedule at
          Note 7.

          In February 1997, the Company repaid notes payable totaling $75,564.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1996 and 1995


NOTE 11 - PROFORMA COMBINED STATEMENTS OF OPERATIONS

          The historical information contained herein has been combined on a proforma basis. The purchase of MRUSA was effective November 7, 1996 and the purchase of FMT was effective December 31, 1996. The purchases have been presented as though they were effective January 1, 1996 and 1995. All significant accounting policies for MRUSA and FMT are the same as the Company's defined in Note 1.

                                                       For the Year Ended December 31, 1996
                              -----------------------------------------------------------------------------------
                                  ABS                                               Proforma           Proforma
                               Group Inc.            FMT              MRUSA        Adjustments         Combined
                              -----------        -----------       -----------     -----------        -----------
                                                 (Unaudited)       (Unaudited)     (Unaudited)        (Unaudited)
  NET SALES                   $        --        $   229,596       $    17,812     $        --        $   247,408
  COST OF SALES                        --            240,719             5,210              --            245,929
                              -----------        -----------       -----------     -----------        -----------
  GROSS MARGIN                         --            (11,123)           12,602              --              1,479
  EXPENSES                      1,251,944            490,298            35,172          68,787          1,846,201
                              -----------        -----------       -----------     -----------        -----------
  LOSS FROM OPERATIONS         (1,251,944)          (501,421)          (22,570)        (68,787)        (1,844,722)
  OTHER INCOME
   (EXPENSE)                     (106,951)          (180,206)              105              --           (287,052)
                              -----------        -----------       -----------     -----------        -----------

  NET LOSS                    $(1,358,895)       $  (681,627)      $   (22,465)    $   (68,787)       $(2,131,774)
                              ===========        ===========       ===========     ===========        ===========

  NET LOSS PER SHARE                                                                                  $     (1.13)
                                                                                                      ===========

                                                       For the Year Ended December 31, 1995
                              -----------------------------------------------------------------------------------
                                  ABS                                               Proforma           Proforma
                               Group Inc.            FMT              MRUSA        Adjustments         Combined
                              -----------        -----------       -----------     -----------        -----------
                                                 (Unaudited)       (Unaudited)     (Unaudited)        (Unaudited)
  NET SALES                   $        --        $   467,152       $        --     $        --        $   467,152
  COST OF SALES                        --            145,784                --              --            145,784
                              -----------        -----------       -----------     -----------        -----------
  GROSS MARGIN                         --            321,368                --              --            321,368
  EXPENSES                             --            515,133                --          68,787            583,920
                              -----------        -----------       -----------     -----------        -----------
  LOSS FROM OPERATIONS                 --           (193,765)               --         (68,787)          (262,552)
  OTHER INCOME
   (EXPENSE)                      (45,058)                --                --              --            (45,058)
                              -----------        -----------       -----------     -----------        -----------

  NET LOSS                    $   (45,058)       $  (193,765)      $        --     $   (68,787)       $  (307,610)
                              ===========        ===========       ===========     ===========        ===========

  NET LOSS PER SHARE                                                                                  $     (0.38)
                                                                                                      ===========

     The proforma adjustments represent goodwill amortization of $20,557, product rights amortization of $10,252, and product registrations amortization of $37,978.

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of ABS Group Inc. (and its subsidiaries as indicated hereunder) as of March 31, 1997 are as follows:

Name and Address                     *Position(s) Held                Age
----------------                     -----------------                ---

Emanuel A. Floor                     President, Treasurer and          61
2936 Sierra Point Place              Chairman of the Board of
Salt Lake City, Utah 84109           Directors

Oleg Batratchenko                    Secretary and a Director          31
575 Ridgeland Terrace
Englewood, New Jersey 07631

Steven I. Gelman                     Vice President Marketing          38
P.O. Box 373
Nederland, Colorado 80466

Samuel J. Grant                         --                             44
12 Berrigan Avenue
Annadale, Townsville
Queensland, Australia

* See narrative information below regarding additional positions held by each of these persons in ABS Group Inc.'s subsidiaries.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

EMANUEL A. FLOOR has served as President and Chairman of the Board of Directors of ABS Group Inc. since July 10, 1990, has served as Treasurer since October, 1992 and served as Secretary from March, 1993 to August 1996. Mr. Floor also serves as Vice President, Treasurer and a Director of both Marine Research USA, Inc. ("MRUSA") and Future Medical Technologies, Inc. ("FMT") and serves as a director in Marine Research Pty. Ltd. ("MRPL"). Mr. Floor assumed his current positions in MRUSA, MRPL and FMT in late 1996 upon consummation of ABS Group Inc.'s acquisition of such firms. See Item 1 hereto. Since 1970, Mr. Floor has also served as the President of Emanuel A. Floor and Associates, Inc., and since 1989 he has served as President of the Park Group, Inc.

Both of these private corporations provide consulting services to business companies in the areas of public relations, marketing, management, development and finance. From 1975 to 1986, Mr. Floor was president, chief executive officer and director of Triad Properties, Inc., a real estate development and marketing company which, through various subsidiaries, owned, managed and developed (among other properties) the Salt Lake International Center, a 900-acre business park adjacent to the Salt Lake City International Airport in Utah; Triad Center Houston, a 21-acre parcel of undeveloped property at the Galleria in Houston, Texas; and the Cone Ranch, a 12,000 acre parcel of undeveloped property near Tampa, Florida. In February 1987, several months following Mr. Floor's resignation, Triad Properties, Inc. and several related entities filed for protection in consolidation proceedings under the Bankruptcy Code. Between 1986 and 1987, as a result of a down-turn in the real estate market, Kimball Associates, Inc., Bertagnole Investments Co., Bertagnole Properties and East Canyon Resort Trust, all of which were recreational real estate development firms for which Mr. Floor was an officer and/or director and less than a 5% shareholder, filed for relief under the Bankruptcy Code. As a result of his personal guarantee of substantial amounts of indebtedness of these entities, Mr. Floor filed for personal bankruptcy in 1988 and was discharged from bankruptcy on December 11, 1989. Additionally, Mr. Floor filed for Chapter 13 proceedings in April 1993 and received a discharge in June 1995. Mr. Floor holds a degree in Economics (University of Utah - 1957) and has been active in public and civic affairs and served for eight years as a Trustee to the University of Utah (which includes the University Hospital and Research Center). He also served on the Board of Trustees for LDS Hospital and Holy Cross Hospital (now Salt Lake Regional Medical Center) in Salt Lake City, Utah.

OLEG BATRATCHENKO has been Secretary and a Director of ABS Group Inc. since August 1996 and has also served as a Director of FMT since on or about January 1997. Mr. Batratchenko has a solid international background with over eight years of financial research and investment banking experience. Since April 1995 he has been Vice President of Research at Berkshire International Finance, Inc. ("BIF"), a New York based business and consulting firm which provides a variety of services and advise to the business, investment and financial community. At BIF, Mr. Batratchenko currently manages the activities of the equity research department and provides analytical support for the process of banking clients selection, monitoring and deals structuring. He is also a Senior Vice President of Fifth Avenue Research and Advisory Group, Inc., managing an array of public relations services rendered to a number of growth oriented companies listed on NASDAQ'S SmallCap Market. From 1993 to 1995 Mr. Batratchenko was employed in the capacity of Research Analyst by Safian Investment Research, Inc., a White Plains, NY, financial research and money management firm. Prior thereto he worked as a Performance Analyst with Neuberger and Berman, a New York money management firm. Between 1987 and 1990 Mr. Batratchenko was a Research Associate at the Moscow Institute of World Economy and International Relations, where he completed a Master's program in Economics. Mr. Batratchenko also has a Master Degree in International Political Economy from New York University and is an Associate member of the Financial Analysts - Money Managers Society (New York).

STEVEN I. GELMAN has been Vice President Marketing of ABS Group Inc. since January 1997 and has also served as President and Director of FMT since January 1997. In late 1996, Mr. Gelman served as a consultant to the then owners of FMT assisting in a plan of restructuring with greater focus on marketing and existing products and thereafter became President and a Director of FMT upon ABS Group Inc.'s acquisition thereof. From 1994 through late 1996 Mr. Gelman served as Vice President for Sales/Marketing for LIDA Manufacturing ("LIDA"), a private company based in Kenosha, Wisconsin and from April 1992 until his association with LIDA served as a marketing consultant to a variety of companies engaged in the sale of equipment to the laboratory and medical markets. From 1983 to early 1992 Mr. Gelman served as Vice President of Marketing for Gelman Sciences located in Ann Arbor, Michigan managing a group of approximately 45 persons engaged in marketing and engineering research and development. Mr. Gelman received his Bachelor of Arts degree in Biology and Economics from Bennington College in 1983 and thereafter served on its Board of Trustees from 1983 to 1985. Mr. Gelman subsequently received (in 1996) his Masters in Business Administration from the University of Denver and is currently a candidate (with anticipated date of June 1997) for a Masters degree in Environmental Engineering from the Colorado School of Mines in Boulder, Colorado.

SAMUEL J. GRANT has served as President, CEO and a Director of MRUSA, a Utah corporation and 80% owned subsidiary of ABS Group Inc. since November 1996 and owns the balance of 20% of MRUSA's outstanding securities. He also serves as Managing Director (since November 1996) of MRUSA's wholly owned subsidiary - MRPL, an Australian limited company. Since 1982 Mr. Grant has been engaged in the development of the special processes required to harvest the sea cucumber and convert it and other sea based products into therapeutic products and became Managing Director of Pacific Grant Corporation which initially manufactured, marketed and distributed such products. For further information regarding MRPL (and its products) reference is herewith made to Item 1, Description of Business. Mr. Grant (a) previously served as Managing Director for a number of Australian based companies and (b) has extensive experience in export marketing having provided marketing related consulting services to various firms engaged in such diverse areas as leather, textiles, minerals and industrial and pharmaceutical chemicals. Mr. Grant received his education in Australia having attended St. Benedict's College and Geralton Business College, both located in Western Australia. Mr. Grant has been a member of the New York Academy of Science since January of 1991.

         Security ownership of management - See Item 11 hereof with respect to security ownership, if any, of management and Item 10 footnote (c) with respect to options granted to certain members of management in accordance with 1996 Non-Statutory Stock Option Plan.

ITEM 10. EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                                                             Securities
                                 Principal                          Salaries, Fees,          or Property,           Aggregate of
                                 Capacities                         Directors' Fees,       Insurance Benefits        Contingent
 Name of                          In Which                           Commissions           or Reimbursement,          Forms of
Individual                         Served                             and Bonuses          Personal Benefits        Remuneration
----------                 --------------------------               ----------------       ------------------       ------------

Emanuel A. Floor           President, Treasurer,                        $86,500 (a)            $38,198 (b)(c)        $
                           and Chairman of the
                           Board of Directors (i)

Oleg Batratchenko          Secretary and a Director (ii)                $   -0-                $    (c)              $

Samuel J. Grant            Managing Director of                         $16,000                $                     $
                           Marine Research Pty. Ltd.,
                           President and Director of
                           Marine Research USA, Inc.

Steven I. Gelman           President and Director of                    $                      $   2,076             $
                           Future Medical Technologies,
                           Inc. (iii)

         There are no current written employment agreements between ABS Group Inc. and any of its officers and directors.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf.

(i) Mr. Floor also serves as a Director in MRUSA, MRPL and FMT and is Vice President and Treasurer of both MRUSA and FMT.

(ii)     Mr. Batratchenko also serves as a Director of FMT.

(iii)    Mr. Gelman also serves as Vice President Marketing of ABS Group Inc.

(a)      Includes $14,500 accrued in calendar year 1995 and paid in 1996.

(b) Consists of (i) office rent and expenses - $12,590, (ii) medical insurance premiums - $11,629, (iii) auto allowance - $6,000 and (iv) reimbursement for business expenses - $7,979.

(c) In accordance with the terms and conditions of a 1996 Non-Statutory Stock Option Plan, Messrs. Floor and Batratchenko were each granted in August 1996 options to purchase up to 50,000 shares of Company common stock exercisable at $.15 per share while Mr. Floor was granted in November 1996, additional options to purchase up to 350,000 shares of Company common stock exercisable at $.90 per share. Through calendar year 1996 none of such options were exercised. See also Note 6 to consolidated financial statements. In March of 1997 Mr. Floor exercised 5,000 of his options to purchase shares at $.15 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 3,885,359 shares of the Company's outstanding $.001 par value Common Stock as of March 31, 1997. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                  Amount and Nature of      Percent
 Beneficial Owner                    Beneficial Ownership      of Class
-------------------                  --------------------      --------

Brookfield Associates, Ltd.              300,000                7.72%
c/o Akar Verwaltung AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Targas Foundation                        400,000                10.32%
c/o Akar Verwaltungs AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

Biopharmaceutics, Inc.                   425,000                10.94%
900 Station Road
Bellport, New York   11713

Sierra Growth & Opportunity Inc.       1,000,000                25.24%
551 Fifth Avenue
New York, New York   10017

Samuel J. Grant                          500,000                12.87%
12 Berrigan Avenue
Annadale, Townsville
Australia

       (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company (or officer and/or director in any of the Company affiliates if so specifically indicated) and by all current officers and directors of the Company as a group, is as follows - as of March 31, 1997. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of               Amount and Nature of   Percent
 Beneficial Owner                 Beneficial Ownership   of Class
-------------------               --------------------   --------

Emanuel A. Floor                      13,392 (1)(2)        .34%
2936 Sierra Point Place
Salt Lake City, Utah 84109

Oleg Batratchenko                        -0- (2)           -0-%
575 Ridgeland Terrace
Englewood, New Jersey 07631

Steven I. Gelman (3)                     -0-               -0-%
P.O. Box 373
Nederland, Colorado 80466

Samuel J. Grant (4)                  500,000               12.87%
12 Berrigan Avenue
Annadale, Townsville
Australia

All offices and directors
 as a group (4 person(s)(5)          513,392               13.21%

(1) Mr. Floor owns 5,000 shares of record and beneficially. Additionally, Mr. Floor may be deemed to be the beneficial owner of 8,392 shares held of record by The Five Floors, Inc., a Utah corporation, as a result of his status as an officer and principal shareholder of such corporation and the fact that such corporation's shares are owned, in their entirety, by Mr. Floor and his family.

(2) Does not include options granted to Messrs. Floor and Batratchenko in accordance with ADBS' 1996 Non-Statutory Stock Option Plan. See footnote (c) to Item 10 hereof.

(3) Mr. Gelman in addition to serving as Vice President of ADBS is also President and a Director of FMT.

(4) Mr. Grant serves as President and a Director of MRUSA and Managing Director of MRPL.

(5) Includes Mr. Grant who is not an officer or director of ADBS but serves as President of certain subsidiaries as indicated in footnote 4 hereto.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the consolidated financial statements and footnotes thereto which are a part hereof.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-22 inclusive of this 10-KSB with respect to the consolidated financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December 31, 1996 a Form 8-K was filed on December 16, 1996 with date of report of December 2, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ABS GROUP INC.


                                       By /s/ Emanuel A. Floor
                                          -------------------
                                          Emanuel A. Floor, President
Date: April 14, 1997



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Emanuel A. Floor            President, Treasurer,       Dated: Apr. 14, 1997
---------------------------     and Chairman of the
Emanuel A. Floor                Board of Directors


/s/ Oleg Batratchenko           Secretary and a Director    Dated: Apr. 14, 1997
--------------------------
Oleg Batratchenko
