Form 10QSB
period 1997-03-31
ABS GROUP INC
filed 1997-05-15
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997


                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:    0-19814

                                 ABS Group Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                                   87-0462198
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

818 East South Temple Street, Salt Lake City, Utah                  18401
(Address of principal executive offices)                          (Zip Code)

                                 (801) 521-8000
              (Registrant's telephone number, including area code)

2936 Sierra Point Place, Salt Lake City, Utah                        84198
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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1997 is 3,890,563 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
                                PART I

Item 1.      Financial Statements                                        3-9

Item 2.      Management's Discussion and Analysis                       10-12



                                PART II

Item 1.      Legal Proceedings                                            13

Item 2.      Changes in Securities                                        13

Item 3.      Defaults Upon Senior Securities                              13

Item 4.      Submission of Matters to a
              Vote of Security Holders                                    13

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                             13

Signatures                                                                14

                                 ABS GROUP INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                             ASSETS

                                                March 31,       December 31,
                                                  1997             1996
                                               ----------       ----------
                                              (Unaudited)
CURRENT ASSETS
  Cash                                         $  150,274       $   65,977
  Accounts receivable                             109,016           30,293
  Inventories                                     106,237           87,992
  Prepaid expenses                                 31,799            2,060
  Note receivable, related party (Note )           19,500               --
                                               ----------       ----------

     Total Current Assets                         416,826          186,322
                                               ----------       ----------

FIXED ASSETS                                      153,024          107,593
                                               ----------       ----------

OTHER ASSETS

  Investment in joint venture (Note 2)            894,343          698,953
  Patents/intellectual property                   716,776          724,334
  Deposits                                         14,367           12,997
  Goodwill                                        200,427          205,566
                                               ----------       ----------

     Total Other Assets                         1,825,913        1,641,850
                                               ----------       ----------

TOTAL ASSETS                                   $2,395,763       $1,935,765
                                               ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,          December 31,
                                                             1997                1996
                                                         ------------        ------------
                                                          (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade                               $    140,522        $    335,395
  Notes payable                                                24,395             100,564
                                                         ------------        ------------

     Total Current Liabilities                                164,917             435,959
                                                         ------------        ------------

LONG-TERM LIABILITIES

  Notes payable                                               200,000             200,000
                                                         ------------        ------------

     Total Liabilities                                        364,917             635,959
                                                         ------------        ------------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                                 126,449             132,141
                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES                                      --                  --
                                                         ------------        ------------

STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares authorized
   at $0.0001 par value; 3,760,159 and 3,293,935
   shares issued and outstanding, respectively                    376                 329
  Capital in excess of par value                           11,863,941          10,891,924
  Foreign currency translation                                    (83)                  9
  Deficit accumulated during the development stage         (9,959,837)         (9,724,597)
                                                         ------------        ------------

       Total Stockholders' Equity                           1,904,397           1,167,665
                                                         ------------        ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                    $  2,395,763        $  1,935,765
                                                         ============        ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           From Inception
                                                                            on October 3,
                                                For the Three               1988 Through
                                             Months Ended March 31,            March 31,
                                            1997               1996               1997
                                        -----------        -----------        -----------
SALES                                   $   104,937        $        --        $   122,749

COST OF SALES                                61,753                 --             66,962
                                        -----------        -----------        -----------

GROSS MARGIN                                 43,184                 --             55,787
                                        -----------        -----------        -----------

EXPENSES
  Depreciation and amortization              18,202                 --             25,047
  Rent                                       23,835                 --             35,835
  Research and development                       --                 --                580
  General and administrative                187,446                 --          1,455,138
                                        -----------        -----------        -----------

     Total Expenses                         229,483                 --          1,516,600
                                        -----------        -----------        -----------

LOSS FROM OPERATIONS                       (186,299)                --         (1,460,813)
                                        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income                                --                 --                108
  Interest expense                              (23)                --               (734)
  Loss on discontinued operations           (54,610)                --            (80,657)
                                        -----------        -----------        -----------

     Total Other Income (Expense)           (54,633)                --            (81,283)
                                        -----------        -----------        -----------

LOSS BEFORE DISCONTINUED
 OPERATIONS AND MINORITY
 INTEREST                                  (240,932)                --         (1,542,096)

LOSS ON DISCONTINUED
 OPERATIONS                                      --            (32,472)        (8,425,042)

MINORITY INTEREST IN LOSS                     5,692                 --              7,301
                                        -----------        -----------        -----------

NET LOSS                                $  (235,240)       $   (32,472)       $(9,959,837)
                                        ===========        ===========        ===========

NET LOSS PER SHARE                      $     (0.07)       $     (0.03)
                                        ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    3,527,047          1,401,599
                                        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    From Inception
                                                                                     on October 3,
                                                          For the Three              1988 Through
                                                      Months Ended March 31,           March 31,
                                                       1997            1996               1997
                                                     ---------        --------        -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss from operations                           $(235,241)       $(32,472)       $(9,959,838)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                       18,189              --             28,077
    Stock issued for services rendered                      --              --            955,100
    Loss on investment in joint venture                 54,610              --             80,657
    Stock issued in settlement of debt                      --              --          1,413,320
    Loss on disposition of assets                           --              --          3,206,791
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable         (78,723)             --            (95,057)
    (Increase) decrease in inventory                   (18,245)             --            (58,920)
    (Increase) decrease in prepaid assets              (29,739)             --            (29,739)
    (Increase) decrease in deposits                     (1,370)             --             (1,370)
    (Increase) decrease in related party
     receivables                                       (19,500)             --            (19,500)
    Increase (decrease) in accounts payable           (194,873)        (13,103)            59,262
                                                     ---------        --------        -----------

       Net Cash Provided (Used) by
        Operating Activities                         $(504,892)       $(45,574)       $(4,421,217)
                                                     ---------        --------        -----------



   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                            From Inception
                                                                             on October 3,
                                                 For the Three               1988 Through
                                              Months Ended March 31,           March 31,
                                               1997            1996              1997
                                             ---------        --------        -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Investments in joint venture               $(250,000)       $     --        $  (550,000)
  Cash acquired through investment in
   subsidiary                                       --              --              2,022
  Purchase of subsidiaries                          --              --           (108,731)
  Purchase of product marketing rights              --              --             (1,250)
  Purchase of fixed assets                     (50,923)             --            (61,707)
  Purchase of promotional video                     --              --            (50,000)
                                             ---------        --------        -----------

       Net Cash Provided (Used) by
        Investing Activities                  (300,923)             --           (769,666)
                                             ---------        --------        -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Capital contributed by shareholder                --              --             25,000
  Proceeds from loans                               --              --            398,140
  Repayment of loans                           (76,169)             --            (76,169)
  Proceeds from sale of common stock           966,281              --          4,994,186
                                             ---------        --------        -----------

       Net Cash Provided (Used) by
        Financing Activities                   890,112              --          5,341,157
                                             ---------        --------        -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           84,297         (45,574)           150,274

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                         65,977          45,598                 --
                                             ---------        --------        -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                            $ 150,274        $     24        $   150,274
                                             =========        ========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                           From Inception
                                                      For the Three          on October 3,
                                                    Months Ended March 31,   1988 Through
                                                    ----------------------    March 31,
                                                      1997         1996         1997
                                                     ------       ------      ----------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

  Interest paid                                      $   --       $   --      $      711
  Income taxes paid                                  $   --       $   --      $       --

NON-CASH FINANCING ACTIVITIES

  Stock issued for note                              $   --       $   --      $2,498,750
  Purchase of Bioreactors through
   assignment of note                                $   --       $   --      $2,150,000
  Acquisition of product marketing rights
   through issuance of notes and stock               $   --       $   --      $2,200,000
  Stock issued in settlement of debt                 $   --       $   --      $1,560,818
  Stock and options issued for services
   rendered                                          $   --       $   --      $  953,100
  Stock issued for acquisition of
   subsidiary                                        $   --       $   --      $  500,138
  Stock issued for investment in joint venture       $   --       $   --      $  425,000



   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of operating results for the full years.

         The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - INVESTMENT IN JOINT VENTURE

         During the 3 months ended March 31, 1997, the Company advanced an additional $250,000 to DBD Company, Inc. (DBD). The Company is committed to advancing an additional $350,000 to DBD during 1997. The financial statements reflect the Company's share of DBD's loss which is $54,610.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997, the Company advanced $19,500 to a Company controlled by an officer of the Company. The amount bears interest at 10% per annum and is due May 31, 1997.

NOTE 4 - NOTES PAYABLE

         During the three months ended March 31, 1997, the Company made principle payments of $76,168.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's intentions as heretofore expressed in its Form 10-KSB for year ended December 31, 1996 is to become a diversified public company through the acquisition or financing of opportunities with emerging bio-medical technology firms where (a) research and development stages have been basically completed, (b) intellectual property is protected by patents, licenses, registration and/or proprietary formulas or processes, (c) products and/or services are deemed unique and/or desirable and (d) Company's management and marketing skills and financial resources are envisioned to be a valuable asset to the overall operation(s) (present and/or proposed) of the acquired firm(s) - all with the ultimate objective of benefitting the Company's stockholders. Reference is herewith made to Item 1 to aforesaid Form 10-KSB as well as to the consolidated financial statements and notes thereto as contained therein which summarizes relevant information with respect to the Company's initial joint venture with Biopharmaceutics, Inc. (entered into in September 1996) and its subsequent acquisitions in November and December 1996 (of the subsidiaries hereinafter referred to) as well as the various monetary and other obligations assumed as a result thereof.

         The consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended March 31, 1997 and year ended December 31, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended March 31, 1997 and March 31, 1996 (as well as the period from inception in October 1988 through March 31, 1997) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

         The discussion appearing hereinafter with respect to the consolidated statements of operations does not contain comparable information and no analysis of same is being given herein since it is not properly susceptible to narrative comparison by virtue of the fact that as heretofore indicated in Item 1 of the Company's aforesaid Form 10-KSB for its year ended December 31, 1996, the Company was basically inactive from the time that it discontinued operations in 1992 until the time that it was reactivated during late 1996. For reasons comparable to those heretofore stated directly above, no comparable information is provided herein with respect to the Company's consolidated balance sheet.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996:

         Quarter Ended March 31, 1997

         Sales for the three month period ended March 31, 1997 were $104,937 while cost of sales amounted to $61,753 resulting in a gross margin for the three month period ended March 31, 1997 of $43,184. Expenses amount to $229,483 of which general and administrative expenses accounted for approximately 82%. Primarily as a result of the above, the net loss for the three month period ended March 31, 1997 was $(235,240) thereby increasing the Company's deficit accumulated during development stage to $(9,959,837) as at March 31, 1997.

         Quarter Ended March 31, 1996

         As heretofore indicated the Company was inactive throughout the three month period ended March 31, 1996.

CONSOLIDATED BALANCE SHEETS AS AT MARCH 31, 1997:

         Total assets of the Company at quarter ended March 31, 1997 were $2,395,763 of which an $894,343 investment in joint venture and $716,766 patents/intellectual property accounted for approximately 37% and 30% thereof. Total current assets amounted to $416,826 while total current liabilities amounted to $164,917 thereby creating a working capital of $251,909.

         The aforesaid current liabilities of $164,917 consisted of accounts payable-trade of $140,522 and the current portion of notes payable of $24,395. The long term portion of such notes payable-to wit: $200,000 is the only long term liability of the Company and, accordingly, total liabilities as at March 31, 1997 amounted to $364,917. See also note 4 to unaudited consolidated financial statements.

         As at March 31, 1997 the Company's accumulated deficit amounted to $(9,959,837) while total stockholders' equity amounted to $1,904,397.

CASH REQUIREMENTS AND LIQUIDITY

         During calendar year ended December 31, 1996, the Company had been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth and acquisition program through the sale and issuance of approximately 470,000 shares of its common stock for a cash consideration of $750,000. During the first quarter of 1997 the Company sold an additional 461,224 shares for cash consideration of $1,135,595. The shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. All sales of securities pursuant to Regulation S made during the first quarter of 1997 as referred to directly above (and as amounting to an aggregate of 461,224 shares) have been reported in Forms 8-K with dates of reports of January 16, February 5 and March 10, 1997 - each of which Forms 8-K were filed in a timely manner in accordance with the new rules governing transactions of this nature.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated certain factors which created an uncertainty about the Company's ability to continue as a going concern. Notwithstanding such concerns and the net loss most recently incurred during the quarter ended March 31, 1997 of $(235,240), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) the belief that its operations (through activities of its recently entered into joint venture and/or recently acquired subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein or in its aforesaid Form 10-KSB for calendar year ended December 31, 1996, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the recently consummated acquisitions referred to herein.

                                     PART II

Item 1.           Legal Proceedings -                                    None

Item 2.           Changes in Securities -                                None

Item 3.           Defaults Upon Senior Securities -                      None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                            None

Item 5.           Other Information -                                    None

Item 6.           (a) Exhibits -                                         None

                  (b) Reports on Form 8-K as follows:

                  Form 8-K with date of report January 16, 1997 - filed January 31, 1997, Form 8-K with date of report February 5, 1997 - filed February 19, 1997, Form 8-K with date of report March 10, 1997 - filed March 25, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ABS GROUP INC.



                                 By /s/ Emanuel A. Floor
                                    -----------------------------------
                                    Emanuel A. Floor, President

Dated: May 15, 1997