Form 10QSB
period 1997-06-30
ABS GROUP INC
filed 1997-08-19
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-19814

                                 ABS Group Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                                87-0462198
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

818 East South Temple Street, Salt Lake City, Utah                       18402
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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 1997 is 3,985,563 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

                                     PART I

Item 1. Financial Statements                                              3-10

Item 2. Management's Discussion and Analysis                             11-13



                                     PART II

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities                                               14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a
        Vote of Security Holders                                            14

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

                      [JONES, JENSEN & COMPANY LETTERHEAD]


                         INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
ABS Group Inc.
Salt Lake City, Utah


The accompanying consolidated balance sheet of ABS Group Inc. (a development stage company) as of June 30, 1997 and the related consolidated statements of operations, and cash flows for the three months and six months ended June 30, 1997 and 1996 and from inception on October 3, 1988 through June 30, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet as of December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated March 27, 1997.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
August 12, 1997

                                 ABS GROUP INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                      ----------     ----------
                                                      (Unaudited)
 CURRENT ASSETS

  Cash                                                $   50,995     $   65,977
  Accounts receivable                                     53,398         30,293
  Inventories                                            158,377         87,992
  Prepaid expenses                                            --          2,060
  Note receivable, related party (Note 3)                 19,500             --
                                                      ----------     ----------

      Total Current Assets                               282,270        186,322
                                                      ----------     ----------

FIXED ASSETS                                             192,351        107,593
                                                      ----------     ----------

OTHER ASSETS

   Investment in joint venture (Note 2)                  866,493        698,953
   Patents/intellectual property                         723,585        724,334
   Deposits                                               32,597         12,997
   Goodwill                                              195,288        205,566
                                                      ----------     ----------

       Total Other Assets                              1,817,963      1,641,850
                                                      ----------     ----------

TOTAL ASSETS                                          $2,292,584     $1,935,765
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,       December 31,
                                                          1997             1996
                                                      ------------     ------------
                                                      (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade                            $    255,560     $    335,395
  Notes payable                                             24,395          100,564
  Accrued interest                                           3,938               --
                                                      ------------     ------------

     Total Current Liabilities                             283,893          435,959
                                                      ------------     ------------

LONG-TERM LIABILITIES

   Notes payable                                           200,000          200,000
                                                      ------------     ------------

     Total Liabilities                                     483,893          635,959
                                                      ------------     ------------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                              106,038          132,141
                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES                                   --               --
                                                      ------------     ------------

STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares authorized
   at $0.0001 par value; 3,835,478 and 3,293,935
   shares issued and outstanding, respectively                 384              329
  Capital in excess of par value                        12,487,896       10,891,924
  Foreign currency translation                                 135                9
  Deficit accumulated during the development stage     (10,785,762)      (9,724,597)
                                                      ------------     ------------

     Total Stockholders' Equity                          1,702,653        1,167,665
                                                      ------------     ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $  2,292,584     $  1,935,765
                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                     From Inception
                                           For the Three                      For the Six             on October 3,
                                           Months Ended                      Months Ended             1988 Through
                                             June 30,                          June 30,                 June 30,
                                      1997             1996             1997             1996             1997
                                  ------------     ------------     ------------     ------------     ------------
SALES                             $     60,360     $         --     $    165,297     $         --     $    183,109

COST OF SALES                           55,463               --          117,216               --          122,425
                                  ------------     ------------     ------------     ------------     ------------

GROSS MARGIN                             4,897               --           48,081               --           60,684
                                  ------------     ------------     ------------     ------------     ------------

EXPENSES
 Depreciation and amortization          21,724               --           39,926               --           46,771
 Rent                                   22,421               --           46,256               --           58,256
 Research and development               16,648               --           16,648               --           17,228
 General and administrative            759,149               --          946,626               --        2,214,287
                                  ------------     ------------     ------------     ------------     ------------

     Total Expenses                    819,942               --        1,049,456               --        2,336,542
                                  ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                  (815,045)              --       (1,001,375)              --       (2,275,858)
                                  ------------     ------------     ------------     ------------     ------------

LOSS INCOME (EXPENSE)
 Interest income                           487               --              487               --              595
 Interest expense                       (3,938)              --           (3,961)              --           (4,672)
 Loss on investment                    (27,840)              --          (82,450)              --         (108,497)
                                  ------------     ------------     ------------     ------------     ------------

     Total Other Income
       (Expense)                       (31,291)              --          (85,924)              --         (112,574)
                                  ------------     ------------     ------------     ------------     ------------

LOSS BEFORE
  DISCONTINUED
  OPERATIONS AND
  MINORITY  INTEREST                  (846,336)              --       (1,087,299)              --       (2,388,432)

LOSS ON DISCONTINUED
  OPERATIONS                                --          (47,720)              --          (80,192)      (8,425,042)

MINORITY INTEREST
  IN LOSS                               20,411               --           26,103               --           27,712
                                  ------------     ------------     ------------     ------------     ------------

NET LOSS                          $   (825,925)    $    (47,720)    $ (1,061,196)    $    (80,192)    $(10,785,762)
                                  ============     ============     ============     ============     ============

NET LOSS PER SHARE                $      (0.22)    $      (0.05)    $      (0.30)    $      (0.09)
                                  ============     ============     ============     ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                         3,795,376          891,930        3,564,707          891,152
                                  ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   From Inception
                                                       For the Three                      For the Six               on October 3,
                                                        Months Ended                      Months Ended              1988 Through
                                                          June 30,                          June 30,                  June 30,
                                                    1997             1996             1997             1996             1997
                                                ------------     ------------     ------------     ------------     ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from operations                      $   (825,925)    $    (47,720)    $ (1,061,196)    $    (80,192)    $(10,785,762)

  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Depreciation and
     amortization                                     21,724               --           39,926               --           49,801
   Stock and options issued
     for services rendered                           472,933               --          472,933               --        1,428,033
   Loss on investment in
     joint venture                                    27,840               --           82,460               --          108,497
   Stock issued in settlement
     of debt                                              --           20,100               --           20,100        1,413,320
   Loss on disposition of assets                          --               --               --               --        3,206,791
   Foreign currency translation                          127               --              127               --              127
   Minority interest                                 (26,103)              --          (26,103)              --          (26,103)
Changes in operating assets and liabilities:
   (Increase) decrease in
    accounts receivable                               55,618               --          (23,105)              --          (39,439)
   (Increase) decrease in
    inventory                                        (52,140)              --          (70,385)              --         (111,060)
   (Increase) decrease in
    prepaid assets                                    31,799               --            2,060               --            2,060
   (Increase) decrease in
    deposits                                         (18,230)              --          (19,600)              --          (19,600)
   (Increase) decrease in
    related party receivables                             --               --          (19,500)              --          (19,500)
   Increase (decreased) in
    accounts payable                                 115,035          (12,323)         (79,831)         (25,425)         174,296
   Increase (decrease) in
     accrued interest                                  3,938               --            3,938               --            3,938
                                                ------------     ------------     ------------     ------------     ------------

     Net Cash Provided (Used)
       by Operating Activities                  $   (193,384)    $    (39,943)    $   (698,276)    $    (85,517)    $ (4,614,601)
                                                ------------     ------------     ------------     ------------     ------------

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                               From Inception
                                          For the Three                  For the Six            on October 3,
                                          Months Ended                   Months Ended           1988 Through
                                            June 30,                       June 30,               June 30,
                                     1997            1996           1997            1996            1997
                                  -----------     -----------    -----------     -----------     -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES

 Investments in joint venture     $        --     $        --    $  (250,000)    $        --     $  (550,000)
 Cash acquired through invest-
   ment in subsidiary                      --              --             --              --           2,022
 Purchase of subsidiaries                  --              --             --              --        (108,731)
 Purchase of product marketing
   rights                                  --              --             --              --          (1,250)
 Purchase of fixed assets             (48,341)             --        (99,264)             --        (110,048)
 Purchase of promotional video             --              --             --              --         (50,000)
 Capitalized patent costs             (14,367)             --        (14,367)             --         (14,367)
                                  -----------     -----------    -----------     -----------     -----------

     Net Cash Provided (Used)
       by Investing Activities        (62,708)             --       (363,631)             --        (832,374)
                                  -----------     -----------    -----------     -----------     -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Capital contributed by
   shareholder                             --              --             --              --          25,000
 Proceeds from loans                       --              --             --              --         398,140
 Repayment of loans                        --              --        (76,169)             --         (76,169)
 Proceeds from sale of
    common stock                      156,813          40,000      1,123,094          40,000       5,150,999
                                  -----------     -----------    -----------     -----------     -----------

     Net Cash Provided (Used)
       by Financing Activities        156,813          40,000      1,046,925          40,000       5,497,970
                                  -----------     -----------    -----------     -----------     -----------

NET INCREASE (DECREASE)
   IN CASH AND CASH
  EQUIVALENTS                         (99,279)             57        (14,982)        (45,517)         50,995

CASH AND CASH
  EQUIVALENTS AT
  BEGINNING OF PERIOD                 150,274              24         65,977          45,598              --
                                  -----------     -----------    -----------     -----------     -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                        $    50,995     $        81    $    50,995     $        81     $    50,995
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

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                         From Inception
                                        For the Three               For the Six           on October 3,
                                        Months Ended                Months Ended          1988 Through
                                          June 30,                    June 30,               June 30,
                                     1997          1996          1997          1996           1997
                                  ----------    ----------    ----------    -----------    ----------
SUPPLEMENTAL
 DISCLOSURES OF CASH
 FLOW INFORMATION

 Interest paid                    $       --    $       --    $       --    $        --    $      711
 Income taxes paid                $       --    $       --    $       --    $        --    $       --

NON-CASH FINANCING
 ACTIVITIES

 Stock issued for note            $       --    $       --    $       --    $        --    $2,498,750
 Purchase of Bioreactors
   through assignment
   of note                        $       --    $       --    $       --    $        --    $2,150,000
 Acquisition of product
   marketing rights through
   issuance of notes and stock    $       --    $       --    $       --    $        --    $2,200,000
 Stock issued in settlement of
   debt                           $       --    $       --    $       --    $        --    $1,560,818
 Stock and options issued for
   services rendered              $  472,933    $       --    $  472,933    $        --    $1,428,033
 Stock issued for acquisition
   of subsidiary                  $       --    $       --    $       --    $        --    $  500,138
 Stock issued for investment
   in joint venture               $       --    $       --    $       --    $        --    $  425,000

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Certain information and footnotes disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

         The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - INVESTMENT IN JOINT VENTURE

         During the three months ended June 30, 1997, the Company made no additional advances to DBD Company, Inc. (DBD). The Company is committed to advancing an additional $350,000 to DBD during 1997. The financial statements reflect the Company's share of DBD's loss which is $27,840.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997, the Company advanced $19,500 to a Company controlled by an officer of the Company. The amount bears interest at 10% per annum and was due May 31, 1997. The due date has been extended to September 30, 1997.

NOTE 4 - STOCK OPTIONS

         During the three months ended June 30, 1997, the Company issued stock options to employees and consultants to purchase 215,000 shares of the Company's common stock at exercise prices below the market value of the Company's common stock. The difference between the exercise price of the stock options and the market value of the Company's common stock was $472,953. This amount has been included in general and administrative expenses.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's intentions as heretofore expressed in its Form 10-KSB for year ended December 31, 1996 is to become a diversified public company through the acquisition or financing of opportunities with emerging bio-medical technology firms where (a) research and development stages have been basically completed, (b) intellectual property is protected by patents, licenses, registration and/or proprietary formulas or processes, (c) products and/or services are deemed unique and/or desirable and (d) Company's management and marketing skills and financial resources are envisioned to be a valuable asset to the overall operation(s) (present and/or proposed) of the acquired firm(s) - all with the ultimate objective of benefitting the Company's stockholders. Reference is herewith made to Item 1 to aforesaid Form 10-KSB as well as to the consolidated financial statements and notes thereto as contained therein which summarize relevant information with respect to the Company's initial joint venture with Biopharmaceutics, Inc. (entered into in September 1996) and its subsequent acquisitions in November and December 1996 (of the subsidiaries hereinafter referred to) as well as the various monetary and other obligations assumed as a result thereof.

         The consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended June 30, 1997 and year ended December 31, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended June 30, 1997 and June 30, 1996 and six month periods ended June 30, 1997 and June 30, 1996 (as well as the period from inception in October 1988 through June 30, 1997) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

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

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

         Quarters Ended June 30, 1997 and June 30, 1996

         Sales for the three month period ended June 30, 1997 were $60,360 while cost of sales amounted to $55,463 resulting in a gross margin for the three month period ended June 30, 1997 of

$4,897. Expenses amount to $819,942 of which general and administrative expenses of $759,149 accounted for approximately 93% thereof. See also note 4 to unaudited financial statements, which note indicates that approximately 62% of the aforesaid general and administrative expenses were directly attributable to Company issuance of stock options to purchase shares of Company common stock at exercise prices below market value. Primarily as a result of the above, the net loss for the three month period ended June 30, 1997 was $(825,925) thereby increasing the Company's deficit accumulated during development stage to $(10,785,762) as at June 30, 1997.

         As heretofore indicated the Company was inactive throughout the three month period ended June 30, 1996.

         Six Month Periods Ended June 30, 1997 and June 30, 1996

         Sales for the six month period ended June 30, 1997 were $165,297 while cost of sales amounted to $117,216 resulting in a gross margin for the six month period ended June 30, 1997 of $48,081. Expenses amount to $1,049,456 of which general and administrative expenses of $946,626 accounted for approximately 90% thereof. As indicated in note 4 to the unaudited financial statements accompanying this Form 10-QSB, approximately 50% of the aforesaid general and administrative expenses were directly attributable to Company issuance of stock options to purchase shares of Company common stock at exercise prices below market value. Primarily as a result of the above, the net loss for the six month period ended June 30, 1997 was $(1,061,196).

         As heretofore indicated the Company was inactive throughout the six month period ended June 30, 1996.

CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 1997:

         Total assets of the Company at quarter ended June 30, 1997 were $2,292,584 of which a $866,493 investment in joint venture and $723,585 patents/intellectual property accounted for approximately 38%and 32% thereof. Total current assets amounted to $282,270 while total current liabilities amounted to $283,893 thereby creating a working capital deficit of $1,623.

         The aforesaid current liabilities of $283,893 consisted of accounts payable-trade of $255,560, the current portion of notes payable of $24,395 and accrued interest of $3,938. The long term portion of such notes payable - to wit: $200,000 is the only long term liability of the Company and, accordingly, total liabilities as at June 30, 1997 amounted to $483,893.

         As at June 30, 1997 the Company's accumulated deficit amounted to $(10,785,762) while total stockholders' equity amounted to $1,702,653.

CASH REQUIREMENTS AND LIQUIDITY

         During calendar year ended December 31, 1996, the Company had been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth and acquisition program through the sale and issuance of approximately 470,000 shares of its common stock for a cash consideration of $750,000. During the first quarter of 1997 the Company sold an additional 461,224 shares for cash consideration of $1,135,595 while during the second quarter of 1997 it reported the sale of an additional 55,204 shares for cash consideration of $113,010. The shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. All sales of securities pursuant to Regulation S made during the first and second quarters of 1997 as referred to directly above (and as amounting to an aggregate of 516,428 shares) have been reported in Forms 8-K with dates of reports of January 16, February 5, March 10, 1997, April 14, 1997 and June 13, 1997 - each of which Forms 8-K were filed in a timely manner in accordance with the relatively new rules governing transactions of this nature.

         In addition to the Regulation S transactions indicated directly above, the Company further sold (pursuant to Off-Shore Securities Subscription Agreement and Regulation S) an additional 25,000 shares of its common stock for cash consideration of $50,000 and intends to report such transaction in a Form 8-K with date of report of August 6, 1997.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated certain factors which created an uncertainty about the Company's ability to continue as a going concern. Notwithstanding such concerns and the net loss most recently incurred during the quarter ended June 30, 1997 of $(825,925), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) the belief that its operations (through activities of its recently entered into joint venture and/or recently acquired subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein or in its aforesaid Form 10-KSB for calendar year ended December 31, 1996, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the recently consummated acquisitions referred to herein,

                                     PART II


Item 1.  Legal Proceedings -                                              None

Item 2.  Changes in Securities -                                          None

Item 3.  Defaults Upon Senior Securities -                                None

Item 4.  Submission of Matters to a
         Vote of Security Holders -                                       None

Item 5.  Other Information -                                              None

Item 6.  (a) Exhibits -                                                   None

         (b) Reports on Form 8-K as follows:

         Form 8-K with date of report Apr. 14, 1997 - filed Apr. 29, 1997 Amendment No. 1 to Form 8-K with date of report Jan. 16, 1997 - filed June 4, 1997 Amendment No. 1 to Form 8-K with date of report Mar. 10, 1997 - filed June 4, 1997 Form 8-K with date of report June 13, 1997 - filed June 26, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ABS GROUP INC.



                                    By /s/ Emanuel A. Floor
                                       -----------------------------
                                       Emanuel A. Floor, President

Dated: August 15, 1997