Form 10QSB/A
period 1997-06-30
ABS GROUP INC
filed 1997-10-17
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB-A-1

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE OF 1934

For the transition period from __________________ to __________________

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

                                TABLE OF CONTENTS




                                                                        Page No.

                                     PART I

Item 1.     Financial Statements                                         3-11

Item 2.     Management's Discussion and Analysis                         12-14



                                     PART II

Item 1.     Legal Proceedings                                             15

Item 2.     Changes in Securities                                         15

Item 3.     Defaults Upon Senior Securities                               15

Item 4.     Submission of Matters to a
             Vote of Security Holders                                     15

Item 5.     Other Information                                             15

Item 6.     Exhibits and Reports on Form 8-K                              15

Signatures                                                                16

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

Jones, Jensen & Company
October 8, 1997

                                 ABS GROUP INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                      ----------     ----------
                                                     (Unaudited)
 CURRENT ASSETS

  Cash                                                $   50,995     $   65,977
  Accounts receivable                                     53,398         30,293
  Inventories                                            158,377         87,992
  Prepaid expenses                                            --          2,060
  Note receivable, related party (Note 2)                 19,500             --
                                                      ----------     ----------

      Total Current Assets                               282,270        186,322
                                                      ----------     ----------

FIXED ASSETS                                             192,351        107,593
                                                      ----------     ----------

OTHER ASSETS

   Investment in joint venture (Note 4)                  866,493        698,953
   Patents/intellectual property                         723,585        724,334
   Deposits                                               32,597         12,997
   Goodwill                                              195,288        205,566
                                                      ----------     ----------

       Total Other Assets                              1,817,963      1,641,850
                                                      ----------     ----------

TOTAL ASSETS                                          $2,292,584     $1,935,765
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

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                     From Inception
                                          For the Three                      For the Six              on October 3,
                                           Months Ended                      Months Ended             1988 Through
                                             June 30,                          June 30,                 June 30,
                                  -----------------------------     -----------------------------     ------------
                                      1997             1996             1997             1996             1997
                                  ------------     ------------     ------------     ------------     ------------
SALES                             $     60,360     $         --     $    165,297     $         --     $    183,109

COST OF SALES                           55,463               --          117,216               --          122,425
                                  ------------     ------------     ------------     ------------     ------------

GROSS MARGIN                             4,897               --           48,081               --           60,684
                                  ------------     ------------     ------------     ------------     ------------

EXPENSES
 Depreciation and amortization          21,724               --           39,926               --           46,771
 Rent                                   22,421               --           46,256               --           58,256
 Research and development               16,648               --           16,648               --           17,228
 General and administrative            759,149               --          946,626               --        2,214,287
                                  ------------     ------------     ------------     ------------     ------------

     Total Expenses                    819,942               --        1,049,456               --        2,336,542
                                  ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                  (815,045)              --       (1,001,375)              --       (2,275,858)
                                  ------------     ------------     ------------     ------------     ------------

LOSS INCOME (EXPENSE)
 Interest income                           487               --              487               --              595
 Interest expense                       (3,938)              --           (3,961)              --           (4,672)
 Loss on investment                    (27,840)              --          (82,450)              --         (108,497)
                                  ------------     ------------     ------------     ------------     ------------

     Total Other Income
       (Expense)                       (31,291)              --          (85,924)              --         (112,574)
                                  ------------     ------------     ------------     ------------     ------------

LOSS BEFORE
  DISCONTINUED
  OPERATIONS AND
  MINORITY  INTEREST                  (846,336)              --       (1,087,299)              --       (2,388,432)

LOSS ON DISCONTINUED
  OPERATIONS                                --          (47,720)              --          (80,192)      (8,425,042)

MINORITY INTEREST
  IN LOSS                               20,411               --           26,103               --           27,712
                                  ------------     ------------     ------------     ------------     ------------

NET LOSS                          $   (825,925)    $    (47,720)    $ (1,061,196)    $    (80,192)    $(10,785,762)
                                  ============     ============     ============     ============     ============

NET LOSS PER SHARE                $      (0.22)    $      (0.05)    $      (0.30)    $      (0.09)
                                  ============     ============     ============     ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                         3,795,376          891,930        3,564,707          891,152
                                  ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        For the Three                      For the Six              From Inception
                                                        Months Ended                       Months Ended              on October 3,
                                                           June 30,                          June 30,                1988 Through
                                                -----------------------------     -----------------------------        June 30,
                                                    1997             1996             1997             1996             1997
                                                ------------     ------------     ------------     ------------     ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from operations                      $   (825,925)    $    (47,720)    $ (1,061,196)    $    (80,192)    $(10,785,762)

  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Depreciation and
     amortization                                     21,724               --           39,926               --           49,801
   Stock and options issued
     for services rendered                           472,933               --          472,933               --        1,428,033
   Loss on investment in
     joint venture                                    27,840               --           82,460               --          108,497
   Stock issued in settlement
     of debt                                              --           20,100               --           20,100        1,413,320
   Loss on disposition of assets                          --               --               --               --        3,206,791
   Foreign currency translation                          127               --              127               --              127
   Minority interest                                 (26,103)              --          (26,103)              --          (26,103)
Changes in operating assets and liabilities:
   (Increase) decrease in
    accounts receivable                               55,618               --          (23,105)              --          (39,439)
   (Increase) decrease in
    inventory                                        (52,140)              --          (70,385)              --         (111,060)
   (Increase) decrease in
    prepaid assets                                    31,799               --            2,060               --            2,060
   (Increase) decrease in
    deposits                                         (18,230)              --          (19,600)              --          (19,600)
   (Increase) decrease in
    related party receivables                             --               --          (19,500)              --          (19,500)
   Increase (decreased) in
    accounts payable                                 115,035          (12,323)         (79,831)         (25,425)         174,296
   Increase (decrease) in
     accrued interest                                  3,938               --            3,938               --            3,938
                                                ------------     ------------     ------------     ------------     ------------

     Net Cash Provided (Used)
       by Operating Activities                  $   (193,384)    $    (39,943)    $   (698,276)    $    (85,517)    $ (4,614,601)
                                                ============     ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                               From Inception
                                         For the Three                   For the Six            on October 3,
                                          Months Ended                   Months Ended           1988 Through
                                            June 30,                       June 30,                June 30,
                                  ---------------------------    ---------------------------     -----------
                                      1997            1996           1997           1996            1997
                                  -----------     -----------    -----------     -----------     -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES

 Investments in joint venture     $        --     $        --    $  (250,000)    $        --     $  (550,000)
 Cash acquired through invest-
   ment in subsidiary                      --              --             --              --           2,022
 Purchase of subsidiaries                  --              --             --              --        (108,731)
 Purchase of product marketing
   rights                                  --              --             --              --          (1,250)
 Purchase of fixed assets             (48,341)             --        (99,264)             --        (110,048)
 Purchase of promotional video             --              --             --              --         (50,000)
 Capitalized patent costs             (14,367)             --        (14,367)             --         (14,367)
                                  -----------     -----------    -----------     -----------     -----------

     Net Cash Provided (Used)
       by Investing Activities        (62,708)             --       (363,631)             --        (832,374)
                                  -----------     -----------    -----------     -----------     -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Capital contributed by
   shareholder                             --              --             --              --          25,000
 Proceeds from loans                       --              --             --              --         398,140
 Repayment of loans                        --              --        (76,169)             --         (76,169)
 Proceeds from sale of
    common stock                      156,813          40,000      1,123,094          40,000       5,150,999
                                  -----------     -----------    -----------     -----------     -----------

     Net Cash Provided (Used)
       by Financing Activities        156,813          40,000      1,046,925          40,000       5,497,970
                                  -----------     -----------    -----------     -----------     -----------

NET INCREASE (DECREASE)
   IN CASH AND CASH
  EQUIVALENTS                         (99,279)             57        (14,982)        (45,517)         50,995

CASH AND CASH
  EQUIVALENTS AT
  BEGINNING OF PERIOD                 150,274              24         65,977          45,598              --
                                  -----------     -----------    -----------     -----------     -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                        $    50,995     $        81    $    50,995     $        81     $    50,995
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

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                       For the Three                 For the Six         From Inception
                                        Months Ended                 Months Ended         on October 3,
                                          June 30,                     June 30,           1988 Through
                                  ------------------------    -------------------------     June 30,
                                     1997          1996          1997          1996           1997
                                  ----------    ----------    ----------    -----------    ----------
SUPPLEMENTAL
 DISCLOSURES OF CASH
 FLOW INFORMATION

 Interest paid                    $       --    $       --    $       --    $        --    $      711
 Income taxes paid                $       --    $       --    $       --    $        --    $       --

NON-CASH FINANCING
 ACTIVITIES

 Stock issued for note            $       --    $       --    $       --    $        --    $2,498,750
 Purchase of Bioreactors
   through assignment
   of note                        $       --    $       --    $       --    $        --    $2,150,000
 Acquisition of product
   marketing rights through
   issuance of notes and stock    $       --    $       --    $       --    $        --    $2,200,000
 Stock issued in settlement of
   debt                           $       --    $       --    $       --    $        --    $1,560,818
 Stock and options issued for
   services rendered              $  472,933    $       --    $  472,933    $        --    $1,428,033
 Stock issued for acquisition
   of subsidiary                  $       --    $       --    $       --    $        --    $  500,138
 Stock issued for investment
   in joint venture               $       --    $       --    $       --    $        --    $  425,000

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

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997, the Company advanced $19,500 to a Company controlled by an officer of the Company. The amount bears interest at 10% per annum and was due May 31, 1997. The due date has been extended to September 30, 1997.

NOTE 3 - STOCK OPTIONS

         During the three months ended June 30, 1997, the Company issued stock options to employees and consultants to purchase 215,000 shares of the Company's common stock at exercise prices below the market value of the Company's common stock. The difference between the exercise price of the stock options and the market value of the Company's common stock was $ 472,953. This amount has been included in general and administrative expenses.

NOTE 4 - INVESTMENT IN JOINT VENTURE

         During the three months ended June 30, 1997, the Company made no additional advances to DBD Company, LLC. (DBD). The Company is committed to advancing an additional $350,000 to DBD during 1997. The financial statements reflect the Company's share of DBD's loss which is $27,840. Financial information for DBD is as follows:

                                 ABS GROUP INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

NOTE 4 - INVESTMENT IN JOINT VENTURE (Continued)

                                                                       June 30,
                                                                        1997
                                                                      ---------
         Assets:
           Cash                                                       $ 128,645
           Prepaid expense                                               75,000
                                                                      ---------

                   Total Assets                                       $ 203,645
                                                                      =========

         Liabilities and equity:

         Liabilities:
           Accounts payable and accrued expenses                      $   9,795
                                                                      ---------

         Equity:
           Capital                                                      400,000
           Accumulated deficit                                         (206,150)
                                                                      ---------
               Total Equity                                             193,850
                                                                      ---------
         Total Liabilities and Equity                                 $ 203,645
                                                                      =========

                                                        For the         For the
                                                      Three Months    Six Months
                                                         Ended          Ended
                                                        June 30,       June 30,
                                                          1997          1997
                                                       ----------     ---------
         Gross revenue                                  $      --     $      --
         Costs of sales and operational expenses           69,625       206,150
                                                        ---------     ---------

         Net loss                                       $ (69,625)    $(206,150)
                                                        =========     =========

         Company interest in net loss                   $ (27,840)    $ (82,450)
                                                        =========     =========


         Comparative results of operations for 1995 have not been presented as DBD was not formed until September of 1995.

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

CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 1997:

      Total assets of the Company at quarter ended June 30, 1997 were $2,292,584 of which a $866,493 investment in joint venture and $723,585 patents/intellectual property accounted for approximately 38% and 32% thereof. Total current assets amounted to $282,270 while total current liabilities amounted to $283,893 thereby creating a working capital deficit of $1,623.

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

EXPLANATION FOR AMENDMENT NO. 1

      On or about September 19, 1997 the SEC requested that certain additional information be provided in the Company's Form 10-QSB for its quarter ended June 30, 1997 as filed August 19, 1997. This filing is virtually identical to the aforesaid 10-QSB with the only substantive addition being found in expanded Note 4 hereto (formerly Note 2) wherein financial information with respect to DBD Company LLC is now included.

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



                                    ABS GROUP INC.



                                    By /s/ Emanuel A. Floor
                                      -------------------------------
                                      Emanuel A. Floor, President


Dated: October 15, 1997