Form 10QSB
period 1997-09-30
ABS GROUP INC
filed 1997-11-14
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
                               ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:              0-19814

                                  ABS Group Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                                       87-0462198
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

818 East South Temple Street, Salt Lake City, Utah                         84102
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 1997 is 3,990,563 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.           Financial Statements                                      3-11

Item 2.           Management's Discussion and Analysis                     12-15



                                     PART II

Item 1.           Legal Proceedings                                           16

Item 2.           Changes in Securities                                       16

Item 3.           Defaults Upon Senior Securities                             16

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                   16

Item 5.           Other Information                                           16

Item 6.           Exhibits and Reports on Form 8-K                            16

Signatures                                                                    17

                            [JONES, JENSEN & COMPANY
                                   LETTERHEAD]


                        INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
ABS Group Inc.
Salt Lake City, Utah


The accompanying consolidated balance sheet of ABS Group Inc. (a development stage company) as of September 30, 1997 and the related consolidated statements of operations, and cash flows for the three months and nine months ended September 30, 1997 and 1996 and from inception on October 3, 1988 through September 30, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet as of December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated March 27, 1997.


/s/ Jones, Jensen & Company


Jones, Jensen & Company
November 8, 1997

                                 ABS GROUP INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                         $    8,426         $   65,977
  Accounts receivable                              61,491             30,293
  Inventories                                     173,415             87,992
  Prepaid expenses                                  4,553              2,060
  Note receivable, related party (Note 2)          11,500                 --
                                               ----------         ----------

    Total Current Assets                          259,385            186,322
                                               ----------         ----------

FIXED ASSETS                                      183,643            107,593
                                               ----------         ----------

OTHER ASSETS

  Investment in joint venture (Note 4)            865,886            698,953
  Patents/intellectual property                   671,970            724,334
  Deposits                                          5,645             12,997
  Goodwill                                        190,149            205,566
                                               ----------         ----------

    Total Other Assets                          1,733,650          1,641,850
                                               ----------         ----------

TOTAL ASSETS                                   $2,176,678         $1,935,765
                                               ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,     December 31,
                                                   1997              1996
                                               -------------     ------------
                                                (Unaudited)
CURRENT LIABILITIES

Accounts payable - trade                        $    407,712      $   335,395
Notes payable                                         75,000          100,564
Accrued interest                                      11,812               --
                                                ------------      -----------
    Total Current Liabilities                        494,524          435,959
                                                ------------      -----------
LONG-TERM LIABILITIES

  Notes payable                                      200,000          200,000
                                                ------------      -----------
    Total Liabilities                                694,524          635,959
                                                ------------      -----------
MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARIES                                        90,233          132,141
                                                ------------      -----------
COMMITMENTS AND CONTINGENCIES                             --               --
                                                ------------      -----------
STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares authorized
    at $0.0001 par value; 3,850,478 and
    3,293,935  shares issued and outstanding,
    respectively                                         387              329
  Capital in excess of par value                  12,430,951       10,891,924
  Foreign currency translation                         7,048                9
  Deficit accumulated during the development
    stage                                        (11,046,465)      (9,724,597)
                                                ------------      -----------
    Total Stockholders' Equity                     1,391,921        1,167,665
                                                ------------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $  2,176,678      $ 1,935,765
                                                ============      ===========




   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                         FOR THE THREE            FOR THE NINE             FROM INCEPTION
                                          MONTHS ENDED             MONTHS ENDED             ON OCTOBER 3,
                                          SEPTEMBER 30,           SEPTEMBER 30,             1988 THROUGH
                                        -----------------------  -----------------------    SEPTEMBER 30,
                                        1997           1996        1997           1996            1997
                                        ---------   -----------  ------------   --------    --------------
SALES                                   $  96,759    $       --   $   262,056   $     --       $   279,859
COST OF SALES                              43,284            --       160,500         --           165,709
                                        ---------    ----------   -----------   --------       -----------
GROSS MARGIN                               53,475            --       101,556         --           114,150
                                        ---------    ----------   -----------   --------       -----------
EXPENSES
  Depreciation and amortization            20,723            --        60,649         --            67,494
  Rent                                      6,083        10,000        52,339     10,000            64,339
  Research and development                  3,219            --        19,867         --            20,447
  General and administrative              291,429       134,034     1,237,999    134,034         2,506,253
                                         --------      --------    ----------   --------        ----------
    Total Expenses                        321,454       144,034     1,370,854    144,034         2,658,533
                                         --------      --------    ----------   --------        ----------
LOSS FROM OPERATIONS                     (267,979)     (144,034)   (1,269,298)  (144,034)       (2,544,383)
                                         --------      --------    ----------   --------        ----------
LOSS INCOME (EXPENSE)
  Interest income                               2            --           498         --               597
  Interest expense                         (8,826)         (662)      (12,517)      (662)          (13,498)
  Loss on investment                      (52,701)          837       (82,460)        --          (108,497)
                                         --------      --------    ----------    -------        ----------
    Total Other Income
      (Expense)                           (61,525)          175       (94,479)      (662)         (121,398)
                                         --------      --------    ----------    -------        ----------
LOSS BEFORE
  DISCONTINUED
  OPERATIONS AND
  MINORITY INTEREST                      (329,504)     (143,859)   (1,363,777)  (144,696)       (2,665,781)

LOSS ON DISCONTINUED
  OPERATIONS                                   --            --            --    (79,355)       (8,424,201)

MINORITY INTEREST
  IN LOSS                                  15,805            --        41,908         --            43,517
                                         --------      --------     ---------   --------        ----------
NET LOSS                                $(313,699)    $(143,859)  $(1,321,869) $(224,051)     $(11,046,465)
                                        =========     =========   ===========  =========      ============
NET LOSS PER SHARE                      $   (0.08)    $   (0.23)  $     (0.37) $   (0.36)
                                        =========     =========   ===========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                           3,795,376       891,930     3,564,707    891,152
                                        =========     =========   ===========  =========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                 For the Three           For the Nine        From Inception
                                 Months Ended            Months Ended        on October 3,
                                 September 30,           September 30,       1988 Through
                              ------------------      -------------------    September 30,
                                1997       1996          1997      1996          1997
                              --------    ------      -------     -------    -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from operations       $(313,699)  $(143,859)  $(1,321,869) $(224,051) $(11,046,465)

 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation and
   amortization                    20,723           -        60,649          -        70,524
  Stock and options issued
   for services rendered            1,500     100,150       474,433    100,150     1,429,533
  Loss on investment in
   joint venture                   52,701           -        83,067          -       108,497
  Stock issued in settlement
   of debt                              -           -             -     20,100     1,413,320
  Loss on disposition of assets         -           -             -          -     3,206,791
  Foreign currency translation          -           -             -          -           127
  Minority interest in loss       (15,805)          -       (41,908)         -       (41,908)
Changes in operating assets
 and liabilities:
  (Increase) decrease in
   accounts receivable            (15,856)          -       (38,198)         -       (55,295)
  (Increase) decrease in
     inventory                    (36,038)          -      (106,423)         -      (147,098)
  (Increase) decrease in
     prepaid assets                (4,553)          -        (2,493)         -        (2,493)
  (Increase) decrease in
     deposits                      26,952           -         7,352          -         7,352
  (Increase) decrease in
     related party receivables      8,000           -       (11,500)         -       (11,500)
   Increase (decrease) in
     accounts payable             153,002      13,722        70,998    (11,703)      326,398
   Increase (decrease) in
     accrued interest               7,874           -        11,812          -        11,812
                                ---------    --------     ---------   --------   -----------
     Net Cash Provided (Used)
      by Operating Activities   $(115,199)   $(29,987)    $(814,080)  $115,504   $(4,730,405)
                                ---------    --------     ---------   --------   -----------



The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                         For the Three                  For the Nine           From Inception
                                         Months Ended                   Months Ended            on October 3,
                                         September 30,                  September 30,           1988 Through
                                   --------------------------    -------------------------      September 30,
                                        1997          1996           1997          1996             1997
                                   ------------   -----------    ----------     ----------     ---------------
CASH FLOWS FROM
  INVESTING ACTIVITIES

Investments in joint venture.....  $     --       $    --        $ (250,000)    $     --       $ (550,000)
Cash acquired through invest-
  ment in subsidiary.............        --            --                --           --            2,022
Purchase of subsidiaries.........        --            --                --           --         (108,731)
Purchase of product marketing
  rights.........................        --            --                --           --           (1,250)
Purchase of fixed assets.........        --            --           (99,264)          --         (110,048)
Purchase of promotional video....        --            --                --           --          (50,000)
Capitalized patent costs.........    (7,370)           --           (21,737)          --          (21,737)
                                   --------       -------        ----------     --------       ----------
  Net Cash Provided (Used)
    by Investing Activities......    (7,370)           --          (371,001)          --         (839,744)
                                   --------       -------        ----------     --------       ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES

Capital contributed by
  shareholder....................        --        25,000                --       25,000           25,000
Proceeds from loans..............    50,000         5,000            50,000        5,000          448,140
Repayment of loans...............        --            --           (75,564)          --          (75,564)
Proceeds from sale of
  common stock...................    30,000            --         1,153,094       40,000        5,180,999
                                   --------       -------        ----------     --------       ----------
  Net Cash Provided (Used)
    by Financing Activities......    80,000        30,000         1,127,530       70,000        5,578,575
                                   --------       -------        ----------     --------       ----------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS....................   (42,569)           13           (57,551)     (45,504)           8,426

CASH AND CASH
  EQUIVALENTS AT
  BEGINNING OF PERIOD............    50,995            81            65,977       45,598               --
                                   --------       -------        ----------     --------       ----------
CASH AND CASH
  EQUIVALENTS AT END
  OF PERIOD......................  $  8,426       $    94        $    8,426     $     94       $    8,426
                                   ========       =======        ==========     ========       ==========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                           For the Three         For the Nine        From Inception
                                                            Months Ended         Months Ended         on October 3,
                                                           September 30,        September 30,         1988 Through
                                                         ----------------    -------------------      September 30,
                                                          1997      1996       1997        1996           1997
                                                         ------    ------    --------     ------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                          $  -      $  -      $   -        $  -          $      711
  Income taxes paid                                      $  -      $  -      $   -        $  -          $      -

NON-CASH FINANCING ACTIVITIES

  Stock issued for note                                  $  -      $  -      $   -        $  -          $2,498,750
  Purchase of Bioreactors through assignment of note     $  -      $  -      $   -        $  -          $2,150,000
  Acquisition of product marketing rights through
    issuance of notes and stock                          $  -      $  -      $   -        $  -          $2,200,000
  Stock issued in settlement of debt                     $  -      $  -      $   -        $  -          $1,560,818
  Stock and options issued for services rendered         $1,500    $  -      $474,433     $  -          $1,429,533
  Stock issued for acquisition of subsidiary             $  -      $  -      $   -        $  -          $  500,138
  Stock issued for investment in joint venture           $  -      $  -      $   -        $  -          $  425,000


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 1997 and December 31, 1996
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Certain information and footnotes disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of operating results for the full years.

         The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1997, the Company advanced $19,500 to a Company controlled by an officer of the Company. During the three months ended September 30, 1997 $8,000 was repaid to the Company. The balance bears interest at 10% per annum and was due September 30, 1997. The due date has been extended to December 31, 1997.

NOTE 3 - STOCK OPTIONS

         During the three months ended September 30, 1997, a total of 10,000 stock options were exercised at an exercise price of $0.15 per share. No new options were issued.

NOTE 4 - INVESTMENT IN JOINT VENTURE

         During the three months ended September 30, 1997, the Company made no additional advances to DBD Company, LLC. (DBD), having previously advanced $250,000 to DBD through June 30, 1997. The financial statements reflect the Company's share of DBD's loss which is $52,701. Financial information for DBD is as follows:

                                 ABS GROUP INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 1997 and December 31, 1996
                                  (Unaudited)

NOTE 4 - INVESTMENT IN JOINT VENTURE (Continued)

                                                                      June 30,
                                                                        1997
                                                                     ---------
Assets:
  Cash                                                                $  65,820
  Prepaid expense                                                        75,000
                                                                      ---------

    Total Assets                                                      $ 140,820
                                                                      =========
Liabilities and equity:

Liabilities:
  Accounts payable and accrued expenses                               $  13,606
                                                                      ---------

Equity:
  Capital                                                               400,000
  Accumulated deficit                                                  (272,786)
                                                                      ---------

    Total Equity                                                        127,214
                                                                      ---------

Total Liabilities and Equity                                          $ 140,820
                                                                      =========

                                                   For the            For the
                                                 Three Months       Nine Months
                                                    Ended              Ended
                                                September 30,         June 30,
                                                     1997               1997
                                                -------------       -----------
Gross revenue                                     $    -             $    -
Costs of sales and operational expenses             131,753            207,669
                                                  ---------          ---------

Net loss                                          $(131,753)         $(207,669)
                                                  =========          =========

Company interest in net loss                      $ (52,701)         $ (83,068)
                                                  =========          =========

Comparative results of operations for 1996 have not been presented as DBD was not formed until September of 1996.

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended September 30, 1997 and year ended December 31, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended September 30, 1997 and September 30, 1996 and nine month periods ended September 30, 1997 and September 30, 1996 (as well as the period from inception in October 1988 through September 30, 1997) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

         The discussion appearing hereinafter with respect to the consolidated statements of operations does not contain comparable information and no analysis of same is being given herein since it is not properly susceptible to narrative comparison by virtue of the fact that as heretofore indicated in Item 1 of the Company's aforesaid Form 10-KSB for its year ended December 31, 1996, the Company was basically inactive from the time that it discontinued operations in 1992 until the time that it was reactivated during late 1996, having entered into its initial new business venture (referred to in the first paragraph hereto) in September 1996. See Note 4 hereto regarding the investment made by the Company in such new business-joint venture. For reasons comparable to those heretofore stated directly above, no comparable information is provided herein with respect to the Company's consolidated balance sheet.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996:

         Quarters Ended September 30, 1997 and September 30, 1996

         Sales for the three month period ended September 30, 1997 were $96,759 while cost of sales amounted to $43,284 resulting in a gross margin for the three month period ended September 30, 1997 of $53,475. Total expenses amount to $321,454 of which general and administrative expenses of $291,429 accounted for approximately 91% thereof. Primarily as a result of the above, the net loss for the three month period ended September 30, 1997 was $(313,699) (as compared to a net loss of $(143,859) for the comparative three month period ended September 30, 1996).

         The most recent net loss increased the Company's deficit accumulated during development stage to $(11,046,465) as at September 30, 1997.

         As heretofore indicated the Company was inactive throughout the major portion of the three month period ended September 30, 1996 and during such three month period incurred general and administrative expenses of $134,034 as compared to $291,429 for the comparative three month period ended September 30, 1996.

         Nine Month Periods Ended September 30, 1997 and September 30, 1996

         Sales for the nine month period ended September 30, 1997 were $262,056 while cost of sales amounted to $169,500 resulting in a gross margin for the nine month period ended September 30, 1997 of $101,556. Total expenses amount to $1,370,854 of which general and administrative expenses of $1,237,999 accounted for approximately 90% thereof. Approximately 38% of such general and administrative expenses were directly attributable to Company issuance of stock options to purchase up to 215,000 shares of Company common stock at exercise prices below market value. The difference between the exercise price of the stock options and the market value of the Company's common stock was $472,953. Primarily as a result of the above, the net loss for the nine month period ended September 30, 1997 was $(1,321,869) as compared to a net loss of $(224,051) for the comparative nine month period ended September 30, 1996.

         As heretofore indicated the Company was inactive throughout the major portion of the nine month period ended September 30, 1996 and during such nine month period incurred general and administrative expenses of $134,034 (all of which were incurred during the three month period ended September 30, 1996) as compared to $1,237,999 for the comparative nine month period ended September 30, 1996.

CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 1997:

         Total assets of the Company at quarter ended September 30, 1997 were $2,176,678 of which a $865,886 investment in joint venture and $671,970 patents/intellectual property accounted for approximately 40% and 31% thereof. Total current assets amounted to $259,385 while total current liabilities amounted to $494,524 thereby creating a working capital deficit of $235,139.

         The aforesaid current liabilities of $494,524 consisted of accounts payable-trade of $407,712, the current portion of notes payable of $75,000 and accrued interest of $11,812. The long term portion of such notes payable - to wit: $200,000 is the only long term liability of the Company and, accordingly, total liabilities as at September 30, 1997 amounted to $694,524.

         As at September 30, 1997 the Company's accumulated deficit amounted to $(11,046,465) while total stockholders' equity amounted to $1,391,921.

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

         In addition to the Regulation S transactions indicated directly above, the Company further sold (pursuant to Off-Shore Securities Subscription Agreement and Regulation S) (a) 25,000 shares of its common stock for cash consideration of $50,000; and (b) 15,000 shares of its common stock for a cash consideration of $30,000 such transactions having been timely reported in Forms 8-K with dates of report of August 6, 1997 and August 20, 1997 respectively.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated certain factors which created an uncertainty about the Company's ability to continue as a going concern. Notwithstanding such concerns and the net loss most recently incurred during the quarter ended September 30, 1997 of $(313,699), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) the belief that its operations (through activities of its recently entered into joint venture and/or recently acquired subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein (or in its aforesaid Form 10-KSB for calendar year ended December 31, 1996 and such other Forms 8-K as have been filed by the Company with respect to the acquisitions referred to in the first paragraph of this Item 2) the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the acquisitions heretofore referred to herein.

                                     PART II


Item 1.           Legal Proceedings -                                 None

Item 2.           Changes in Securities -                             None

Item 3.           Defaults Upon Senior Securities -                   None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                         None

Item 5.           Other Information -                                 None

Item 6.           (a) Exhibits -                                      None

         (b) Reports on Form 8-K as follows:

         Form 8-K with date of report August 6, 1997 - filed August 19, 1997 Form 8-K with date of report August 20, 1997 - filed September 3, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ABS GROUP INC.


                                    By    /S/ Emanuel A. Floor
                                        --------------------------------------
                                         Emanuel A. Floor, President

Dated: November 13, 1997