Form 10KSB
period 1997-12-31
ABS GROUP INC
filed 1998-04-15
CIK 843004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the calendar year ended December 31, 1997


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to
                                         ----------------    --------------

                         Commission file number 0-19814

                                  ABS GROUP INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                            87-0462198
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                            Identification No.)

818 East South Temple Street, Salt Lake City, Utah               84102
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                        (Zip Code)

                                (801) - 521-8000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock par value $ .0001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  [XX]                                                        No [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent calendar year - $273,842

         The aggregate market value for the 1,060,173 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of March 31, 1998 is $1,424,607 based upon an average of the bid ($1.21875) and asked ($1.46875) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors (as well as officers and/or directors of each of its subsidiaries) and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially or of record only to the extent that Registrant was able to verify beneficial ownership of certain securities held of record by CEDE for affiliates - all as of March 31, 1998.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes [  ] No [   ]

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,331,674 shares as of March 31, 1998.

         Transitional Small Business Disclosure Format: Yes [ X ]   No [   ]

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


                                      None

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I

Item 1.           Description of Business                                                   5

Item 2.           Description of Property                                                  10

Item 3.           Legal Proceedings                                                        11

Item 4.           Submission of Matters to a Vote of Security Holders                      11

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters                 11

Item 6.           Management's Discussion and Analysis                                     12

Item 7.           Financial Statements                                                     15
                                                                                        F1 - F25

Item 8.           Changes in and Disagreements With  Accountants on Accounting and
                  Financial Disclosure                                                     16

PART III

Item 9.           Directors, Executive Officers, Promoters  and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act                       16

Item 10.          Executive Compensation                                                   18

Item 11.          Security Ownership of Certain Beneficial Owners and Management           19

Item 12.          Certain Relationships and Related Transactions                           22

Item 13.          Exhibits, List and Reports on Form 8-K                                   22

ITEM 1.  DESCRIPTION OF BUSINESS

         ABS Group Inc. (hereinafter "ADBS" or the "Company"), formerly Advanced Biological Systems, Inc., is a development stage company incorporated in the State of Delaware in October, 1988 which discontinued operations in 1992 and was basically inactive through March 31, 1996 (not having had any significant revenues from operations from inception through such date).

         In July, 1996, ADBS took the necessary steps so as to bring itself current with the SEC with respect to its 1934 Act reporting requirements thereby placing itself in a position so as to be able to pursue its current business objectives, i.e. acquisition of existing business(es) and/or entry into joint ventures in bio and medical technology opportunities where research and development activities have been completed and products are ready for manufacture and marketing or require final registrations and approvals for market. Such activities resulted in the following:

         A. JOINT VENTURE AND LIMITED LIABILITY COMPANY

         In this respect and with the aforesaid stated business objective of becoming a diversified bio-medical and bio-technical company seeking opportunities in emerging medical technologies the Company, in late September 1996 entered into a Joint Venture Agreement with Biopharmaceutics, Inc. ("BIO") for the purpose of the development and commercialization of a drug Dibromodulcitol (also known as Mitolactol) to which BIO has the exclusive sublicense rights. BIO and the Company thereafter formed a New York State limited liability company known as DBD Company LLC ("DBD") and sublicensed the aforesaid rights to DBD in order to commercialize the drug (a cytoxic chemotherapy agent) for the treatment of cervical and brain cancer and other forms of the disease. BIO is required to manage the venture while the Company holds a 40% ownership interest in DBD (which interest may increase to 45% if certain monetary goals are achieved). The Company has specifically defined monetary commitments regarding this project (see Note 3 to consolidated financial statements) and in this respect is obligated to provide financing necessary in order to complete New Drug Application ("NDA") filings with the Federal Drug Administration ("FDA"); Phase III clinical trials having been successfully completed for such new drug. The Company's aforesaid monetary obligation to DBD amounts to $1,000,000 of which $400,000 was contributed through December 31, 1997 and the balance of $600,000 is to be paid during 1998 on an "as needed" basis. As indicated in aforesaid Note 3 to the consolidated financial statements, a significant portion of the Company's further consideration commitment towards the joint venture referred to is intended to be met by the parties thereto through the issuance of shares of restrictive common stock of the Company based upon certain valuations assigned and certain calculations based upon trading price of the Company's common stock on certain defined dates preceding certain FDA filings and subsequent, if received, approvals. In this manner the Company has been able to take advantage of the fact that it is a "public" company with defined valuations to its trading securities and with the ability to issue securities as partial consideration for transaction(s) entered into. With respect to FDA filings, the Company's joint venture utilizes the services of a firm founded by and presided over by a former Deputy Director of the FDA in the Division of Cardio-Renal Drug Products (who, while at the FDA, reviewed several Investigational New Drug applications (INDs) and NDAs. Such individual, in his consultatory capacity, has been involved in the filing of numerous INDs and NDAs.

         In February of 1998, DBD and its consultant and members of scientific advisory committees organized to assist in the process met with FDA staff to review the current status of a proposed NDA application. Based on the materials prepared and as a result of discussions, DBD was advised to proceed with the NDA application. The FDA requested that a Pharmacokinetic study be completed as part of the application. DBD consultants believe that such filings can be prepared and delivered to the FDA in the next 9 to 12 months. Under this timetable, and subject to approval of the NDA, DBD can expect to have a product for the market in 1999.

         B. ACQUISITIONS OF SUBSIDIARIES

         In a further effort to broaden its above referenced business base and objectives within the medical technology field, the Company during, October 1996, entered into two separate and distinct letters of intent each of which subsequently resulted in acquisitions of subsidiaries as hereinafter indicated. One of such letters of intent was with an Australian limited company and its founder, which parties hold interests in certain products found in the waters along the Great Barrier Reef, which products are registered with the Australian equivalent of the FDA. The second of such letters of intent was with a private company then engaged in the development, manufacture and sale of microbiological diagnostic and testing systems and equipment providing advanced culture identification capability which was considered to be useful in the determination of the presence of a variety of pathogenic organisms.

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

         In connection with this share acquisition, the Company has made available to MRPL $200,000 of equity capital financing. As additional consideration regarding this transaction, the Company issued 500,000 unregistered shares of its common stock to Grant and MRUSA issued to Grant 2,000 shares of its stock which represents 20% of the issued and outstanding securities of MRUSA. Grant has executed restrictive covenants that limit the transferability of MRUSA shares issued to him. MRUSA retained a right of first refusal to acquire Grant's MRUSA shares. During 1997, the Company advanced an additional $ 112,827 in working capital as a loan to MRUSA.

         Through MRPL and MRUSA, the Company is engaged in the formulation, processing and marketing of several nutritional products which use as a principal ingredient, the Sea Cucumber, harvested along the Great Barrier Reef in Australia. MRPL holds certain rights, title and interest in four existing products registered with the Australian Therapeutic Goods Administration ("TGA") which is similar to the U.S. FDA.

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

         In 1997, MRUSA completed the formulation and packaging of 23 products to be sold under the Healthy Connection label. Ten of these products use the sea cucumber product as an ingredient. The others are general nutriceutical products. All of these products are featured in a catalog published by HealthLink International which is a dba for MRUSA. Catalogs are made available to patients of medical professionals who then order the products by phone, pay for them with credit cards or checks and they receive the product by mail from the Company. HealthLink International pays a professional fee to those medical professionals who offer the product to their patients. HealthLink operates from offices in Midvale, Utah.

         (ii) Pursuant to Share Purchase and Sale Agreement dated December 31, 1996, the Company acquired (from a New Jersey corporation known as Medical Technologies, Inc. ("MT") all of the issued and outstanding securities (100,000,000 shares of common stock) of Future Medical Technologies, Inc. ("FMT"), which was a wholly owned subsidiary of MT. FMT is in the business of developing, manufacturing and marketing of diagnostic products for medical and industrial applications including a variety of plastic disposable micro biological diagnostic and testing systems, equipment and devices which enable microbiologists to test for bacteria in food and water and other liquids and which provide advanced culture-identification capability useful in the determination of presence of a variety of pathogenic organisms in a short time frame. FMT has a patent pending for one device and owns rights to certain other products. In connection with this transaction, Steven Gelman, consultant to FMT since October 1996, served as president of FMT through March 31, 1998 when the Company accepted his resignation.

         As consideration regarding this transaction, the Company issued two ninety-day, 6% interest, promissory notes in the sums of $44,000 and $31,563.80 and also assumed the remaining payments of a four-year, 7% interest, $250,000 promissory note with a balance of $225,000 at December 31, 1996. Subsequent to closing the Company paid in full (to MT) the above referenced

$44,000 and the $31,563.80 promissory notes. During 1997, the Company issued 300,000 of its shares to the holder of the $225,000 note in complete settlement of the Note and its accrued interest.

         Until March 31,1998 FMT maintained offices in Boulder, Colorado, and was managed by its then President, Steven I. Gelman and through December of 1997 maintained a research laboratory in Atlanta, Georgia, in conjunction with Georgia State University

         During the first quarter of 1998, the Company determined that FMT's narrow market segment and margins limited its ability to be profitable in its current marketing mode. Also, outsourcing all manufacture and distribution functions resulted in higher costs and further limited operating profits.

         Effective April 1, 1998, the Company closed its offices in Boulder and relocated all FMT sales and administrative functions to Salt Lake City into space already under lease by ABS Group.

         FMT intends to seek a joint venture with others for the manufacture and marketing of its products and seeks broader industrial applications for its proprietary technologies. It will also seek to retain a new general manager for the FMT operations.

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

                 ABS GROUP INC ORGANIZATION & OPERATIONS O1998

                                 ABS GROUP INC.
                             (Delaware Corporation)

                           Board of Directors/Officers
             Emanuel A. Floor - President, CEO, Treasurer & Director
                    Oleg Batratchenko - Secretary & Director

            INVESTMENTS                                                  OPERATIONS
-------------------------------------    ----------------------------------------------------------------------------
  DEVELOPMENT OF THERAPEUTIC DRUGS        NATURAL PRODUCTS FOR WELLNESS AND        INNOVATIONS IN MICROBIOLOGY AND
           AND MEDICINES                              FITNESS                           LABORATORY MONITORS
-------------------------------------    ------------------------------------     -----------------------------------
          DBD COMPANY LLC                          MARINE RESEARCH                 FUTURE MEDICAL TECHNOLOGIES, INC.
               (DBD)                           USA, INC. (MARINE USA)                           (FMT)
            40% Interest                          80.0% Subsidiary                     Wholly Owned Subsidiary
     (New York Limited Company)                  (Utah Corporation)                    (New Jersey Corporation)
-------------------------------------    ------------------------------------     -----------------------------------
                                              HEALTHLINK INTERNATIONAL
                                             (d.b.a. for Marine Research
                                               MARINE RESEARCH PTYLTD
                                             (Australia Limited Company)
                                               Wholly Owned by MARINE USA
-------------------------------------    ------------------------------------     -----------------------------------
          VENTURE MANAGER                       OFFICERS & DIRECTORS                     OFFICERS & DIRECTORS
       Biopharmaceutics, Inc.                 MARINE RESEARCH USA, INC.                   Emanuel A. Floor,
         Ed Fine, President                        Samuel J. Grant                 President, Treasurer & Director
                                                President & Director                      Oleg Batratchenko,
              OFFICES                     Emanuel A. Floor, Vice President,              Secretary & Director
         BELLPORT, NEW YORK                     Treasurer & Director
                                              HEALTHLINK INTERNATIONAL                         OFFICES
            CONSULTANTS                     Tim Apgood, Managing Director                Salt Lake City, Utah
     Ehrreich Consulting Group                 MARINE RESEARCH PTY LTD
      FDA Liaison & Filings &            Samuel J. Grant, Managing Director.        Company is conducting a search
     Scientific Advisory Boards                        OFFICES                      for a new general manager and
                                                Salt Lake City, Utah               effective April 1 has relocated
                                          Castletown, Queensland Australia          from Boulder Co. to Salt Lake
                                                                                              City, Utah
-------------------------------------    ------------------------------------     -----------------------------------
Venture with Biopharmaceutics, Inc.        Manufacturing and Marketing of            Manufacture and Marketing of
  (New York) for the development,          products using Sea Cucumber or           monitors and related equipment
     manufacturing, regulatory            "Beche-de-Mer" which are marketed       and media for membrane filtration
      processing and rights to             in capsule form as therapeutic          and other microbiological liquid
        commercially exploit                  drugs in Australia and as              filtration and culturing and
Dibromodulcitol (DBD) as a drug for        nutritional supplements in the          development and sale of advanced
  treatment of brain and cervical           United States for relief from           line of disposables useful in
 cancer. Phase III Clinical Trials       arthritis and muscular pain and in          Quantitation and Presumptive
 complete. As a result of informal            gel form as a nutritional            Identification of most bacterial
 review with NDA and DBD scientists         supplement useful in boosting          pathogens. Products sold to food
 in February, an NDA application is       immune system. HealthLink markets       industries and others to validate
 being prepared for filing in 1998.         products through a catalog in          that products are bacteria free.
A Pharmacokenetic Study to be               offices of medical professionals.      Company seeking additional uses
  completed prior to filing. Drug         Research continues on use of gel for      equipment in general
 expected to be marketed in 1999.         for AIDS and Cancer Patients and           industrial application.
                                                    other groups.
-------------------------------------    ------------------------------------     -----------------------------------

         C. EMPLOYEES

         At the present time ADBS' staff consists of its two officers and directors. FMT has two employees while MRUSA and MRPL employ an aggregate of five persons (each inclusive of their officers and directors).

ITEM 2. DESCRIPTION OF PROPERTY

         Through March 31, 1997 the Company maintained its executive offices at the home of its President (Emanuel A. Floor) at 2936 Sierra Point Place, Salt Lake City, Utah 84109 (on a rent free basis through December 31, 1995) and its telephone number was and remains 801-521-8000. During 1997, the Company paid Emanuel A. Floor and Associates (an affiliate of Mr. Floor) approximately $3,000 for use of the office space, phones, mail and postage and other office facilities and/or expenses.

         Effective April 1, 1997, the Company established its Corporate headquarters as well as its United States office for both MRUSA and MRPL in space leased from unrelated third parties at 818 East South Temple Street, Salt Lake City, Utah 84102. Its telephone number continues to be 801-521-8000. Its fax number is 801-532-2160.

         Under terms of the three-year lease, the Company is obligated to pay $21,600 for the first year, $22,800 for the second year and $23,400 for the third year. The company has paid a security deposit of $11,000; the equivalent of approximately six months rent. A portion of this sum, $5,500, will be credited against the monthly rent at the rate of $157.77 per month for the term and the balance will be credited to the Company on return of the premises in good order.

         Effective April 1, 1998, the Company relocated the offices and operations of FMT to its Corporate offices in Salt Lake City. FMT's telephone number is 801-521-5515 and its fax number is 801-532-2160.

         In December of 1996, FMT, a wholly owned subsidiary of the Company, entered into a two-year lease with an unrelated third party for office space in Boulder, Colorado. Occupancy of the space was effective February 1, 1997. Rental charges for the space is $49,200 to be paid at the rate of $2,000 per month for the first year and $2,100 per month for the second year. FMT deposited $12,000 with the landlord as a security deposit and to prepay three specific months of the lease. As of March 31, 1998, FMT and ABS Group were released from the lease with no penalty. There remains approximately $10,000 in the security deposit and, subject to possible offsets for move out cleanup cost, the Company should receive the bulk of the remaining deposit as a refund in June of 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not held an annual meeting of stockholders throughout calendar years 1992 - 1997 inclusive. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1997 it has not, as yet, formalized any specific plans as to any proposed date or site for such meeting.

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

Calendar Year Ended December 31, 1996                                  Quarterly Common Stock Price
                   By Quarter                                                         Ranges (1) (2)
Quarter                                     Date                         High                     Low
----------------------------------------------------------------------------------------------------------
1st                                         March 31, 1996             $  .015                   $   .015
2nd                                         June 30, 1996              $  .22                    $   .015
3rd                                         September 30, 1996         $ 3.25                    $   .50
4th                                         December 31, 1996          $ 4.50                    $  3.00

Calendar Year Ended December 31, 1997                                  Quarterly Common Stock Price
                   By Quarter                                                          Ranges   (1)
Quarter                                     Date                        High                      Low
----------------------------------------------------------------------------------------------------------
1st                                         March 31, 1997             $ 5.00                    $ 3.00
2nd                                         June 30, 1997              $ 4.00                    $ 3.125
3rd                                         September 30, 1997         $ 3.50                    $ 2.75
4th                                         December 31, 1997          $ 2.625                   $ 1.625

Calendar Year Ended December 31, 1998                                  Quarterly Common Stock Price
                  By Quarter                                                     Ranges   (1)(2)(3)
Quarter                                     Date                        High                       Low
----------------------------------------------------------------------------------------------------------
1st                                         March 31, 1998             $ 1.625                   $  .875

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

(3) Trading has been on a sporadic basis with limited, if any, trading volume (on certain dates). Reported volume during the most recent quarter ended March 31, 1998 exceeded 5,000 shares on only six occasions, with such volume exceeding 10,000 shares on only four occasions.

         (b) Holders. As of March 31, 1998, the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's March 31, 1998 certified list of stockholders) amounted to 171 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's intentions as expressed herein is to become a diversified public company through the acquisition or financing of opportunities with emerging bio-medical technology firms where (a) research and development stages have been basically completed, (b) intellectual property is protected by patents, licenses, registration and/or proprietary formulas or processes, (c) products and/or services are deemed unique and/or desirable and (d) Company's management and marketing skills and financial resources are envisioned to be a valuable asset to the overall operation(s) (present and/or proposed) of the acquired firm(s) - all with ultimate objective of benefiting the Company's stockholders. Its initial joint venture with BIO (entered into in September
1996) and its subsequent acquisitions in November and December 1996 as well as the various monetary and other obligations assumed thereunder are summarized in Item 1 hereto with further details appearing in the applicable Notes to the consolidated financial statements. Such consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of the Company during the calendar years ended December 31, 1996 (if applicable) and 1997 and should be read in conjunction with the consolidated financial statements and notes thereto included in such report.

         The discussion appearing hereinafter with respect to the consolidated statements of operations does not contain comparable information and no analysis of same is being given herein since it is not properly susceptible to narrative comparison by virtue of the facts that (a) as indicated in Item 1 of this Form 10-KSB, the Company was basically inactive from the time that it discontinued operations in 1992 until the time that it was reactivated during late 1996 and
(b) from inception through December 31, 1996 it had insignificant revenues from operations aggregating $17,812 all of which was during 1996. For reasons comparable to those heretofore stated directly above, no comparable information is provided herein with respect to the Company's consolidated balance sheet.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the calendar year ended December 31, 1997

         Sales for the calendar year ended December 31, 1997 were $ 273,842 while cost of sales amounted to $ 207,126 resulting in a gross margin for calendar year 1997 of $ 66,716. Expenses amounted to $ 1,721,681 of which general and administrative expenses accounted for approximately 88%. Primarily as a result of the above, the net loss for calendar year ended December 31, 1997 was $(1,708,905) thereby increasing the Company's deficit accumulated during development stage to $(11,433,502) at December 31, 1997.

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 1997

         Total assets of the Company at calendar year ended December 31, 1997 were $ 2,086,700 of which a $ 841,204 investment in joint venture and $ 683,851 patents/intellectual property accounted for approximately 40% and 33% thereof. Total current assets amounted to $181,946 while total current liabilities amounted to $549,322 thereby creating a working capital deficit of $(367,376).

         The aforesaid current liabilities of $ 549,322 consisted principally of accounts payable of $339,487 and the current portion of notes payable of $ 162,322. The long-term portion of such notes payable - to wit: $ 105,000 is the only long-term liability of the Company (excepting for a capital lease obligation of $2,261) and total liabilities as at December 31, 1997 amounted to $656,583. See also Note 5 to consolidated financial statements.

         As at December 31, 1997 the Company's accumulated deficit amounted to $(11,433,502) while total stockholders' equity amounted to $ 1,336,480.

CASH REQUIREMENTS AND LIQUIDITY

         As indicated in the consolidated statements of stockholders' equity and most particularly in that portion thereof which refers to transactions during the year ended December 31, 1997, the Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth and acquisition program through the sale and issuance of 556,428 shares of its common stock for an aggregate gross cash consideration of $1,278,605.50. During 1998 the Company sold an additional 41,111 shares for gross cash consideration of $31,638.71 (of which $10,000 was originally advanced to the Company in December 1997 and thereafter such indebtedness (plus accrued interest) was canceled in exchange for issuance of shares in January 1998 and 13,000 shares were issued to a non related party who exercised his option to acquire 13,000 shares at $ .50 per share) Other that the 13,000 shares issued pursuant to the option, the remaining shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. All sales of securities pursuant to Regulation S made during 1997 and January 1998 as referred to directly above have been reported in Forms 8-K with dates of reports of January 16, 1997, February 5, 1997, March 10, 1997, April 14, 1997, June 13, 1997, August 6, 1997, August 20, 1997 and January 20, 1998 -
each of which Forms 8-K were filed in a timely manner in accordance with the new rules governing transactions of this nature.

         See Note 5 to audited financial statements regarding notes payable aggregating $267,322, which notes payable primarily represent loans made and/or debt financing.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1997 indicate (in Note 9 thereto) certain factors which create an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained significant operating losses while not having had a proven source of revenues. Notwithstanding the concerns expressed by the Company's auditors in such Note 9 as well as in their report dated April 8, 1998 accompanying such consolidated financial statements and the loss most recently incurred during the calendar year ended December 31, 1997 of $1,708,905. Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) the belief that its operations (through activities of its joint venture and/or operating subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the operations of its subsidiaries heretofore referred to as having been acquired in late 1996.

ITEM 7. FINANCIAL STATEMENTS

         The following consolidated financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-25 inclusive of this Form 10-KSB, which pages follow this page.

                                  ABS GROUP INC
                           December 31, 1997 AND 1996

                                    CONTENTS

                                                                        Page
                                                                        ----
Independent Auditor's Report                                            F-1
Consolidated Balance Sheets                                             F-2
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholder's Equity (Deficit)               F-5
Consolidated Statements of Cash Flows                                   F-13
Notes to the Consolidated Financial Statements                      F-16 - F-25

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
ABS Group Inc.
(Formerly Advanced Biological Systems, Inc.)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (a development stage company) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995 and from the date of inception on October 3, 1988 through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABS Group Inc. (formerly Advanced Biological Systems, Inc.) (a development stage company) and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, and from the date of inception on October 3, 1988 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is a development stage company with no significant operating revenues to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
April 9, 1998

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                           December 31,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
CURRENT ASSETS

  Cash                                            $    1,906          $   65,977
  Accounts receivable (Note 1)                         5,782              30,293
  Inventories (Note 1)                               168,951              87,992
  Prepaid expenses                                     4,080               2,060
  Advances to employees                                1,227                  --
                                                  ----------          ----------

     Total Current Assets                            181,946             186,322
                                                  ----------          ----------

PROPERTY AND EQUIPMENT (Note 2)                      174,921             107,593
                                                  ----------          ----------

OTHER ASSETS

  Investment in joint venture (Note 3)               841,204             698,953
  Patents/intellectual property (Note 4)             683,851             724,334
  Deposits                                            19,769              12,997
  Goodwill (Note 1)                                  185,009             205,566
                                                  ----------          ----------

     Total Other Assets                            1,729,833           1,641,850
                                                  ----------          ----------

TOTAL ASSETS                                      $2,086,700          $1,935,765
                                                  ==========          ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,
                                                               -----------------------------------
                                                                   1997                   1996
                                                               ------------           ------------
CURRENT LIABILITIES

  Accounts payable                                             $    339,487           $    335,395
  Accrued expenses                                                   46,368                     --
  Related party payable (Note 7)                                     22,322                     --
  Capital lease obligation, current (Note 11)                         1,145                     --
  Notes payable, current (Note 5)                                   140,000                100,564
                                                               ------------           ------------

     Total Current Liabilities                                      549,322                435,959
                                                               ------------           ------------

LONG-TERM LIABILITIES

  Capital lease obligation (Note 11)                                  2,261                     --
  Notes payable (Note 5)                                            105,000                200,000
                                                               ------------           ------------

     Total Long-Term Liabilities                                    107,261                200,000
                                                               ------------           ------------

     Total Liabilities                                              656,583                635,959
                                                               ------------           ------------

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARIES                                                       93,637                132,141
                                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 8)

STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares
   authorized at $0.0001 par value;
   4,165,363 and 3,293,935 shares
   issued and outstanding, respectively                                 417                    329
  Capital in excess of par value                                 12,776,480             10,891,924
  Foreign currency translation                                       (6,915)                     9
  Deficit accumulated during the development stage              (11,433,502)            (9,724,597)
                                                               ------------           ------------

           Total Stockholders' Equity                             1,336,480              1,167,665
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                       $  2,086,700           $  1,935,765
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

                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations

                                                                                                            From Inception
                                                                                                             on October 3,
                                                         For the Years Ended December 31,                    1988 Through
                                              ------------------------------------------------------         December 31,
                                                  1997                 1996                 1995                 1997
                                              ------------         ------------         ------------         ------------
SALES                                         $    273,842         $     17,812         $         --         $    385,135

COST OF SALES                                      207,126                5,209                   --              305,816
                                              ------------         ------------         ------------         ------------

GROSS MARGIN                                        66,716               12,603                   --               79,319
                                              ------------         ------------         ------------         ------------

EXPENSES

  Depreciation and amortization                     86,754                6,845                   --               93,599
  Bad debt expense                                   7,729                   --                   --                7,729
  Rent                                              81,423               12,000                   --               93,423
  Research and development                          28,373                  580                   --               28,953
  General and administrative                     1,517,402            1,267,692                   --            2,785,094
                                              ------------         ------------         ------------         ------------

     Total Expenses                              1,721,681            1,287,117                   --            3,008,798
                                              ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                            (1,654,965)          (1,274,514)                  --           (2,929,479)
                                              ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE)

  Interest income                                    4,654                  108                   --                4,762
  Interest expense                                 (30,599)                (711)                  --              (31,310)
  Loss on investment (Note 3)                     (107,749)             (26,047)                  --             (133,796)
                                              ------------         ------------         ------------         ------------

     Total Other Income (Expense)                 (133,694)             (26,650)                  --             (160,344)
                                              ------------         ------------         ------------         ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS AND MINORITY
 INTEREST                                       (1,788,659)          (1,301,164)                  --           (3,089,823)

LOSS ON DISCONTINUED
 OPERATIONS                                             --              (80,196)             (45,058)          (8,425,042)

MINORITY INTEREST IN LOSS                           79,754                1,609                   --               81,363
                                              ------------         ------------         ------------         ------------

NET LOSS                                      $ (1,708,905)        $ (1,379,751)        $    (45,058)        $(11,433,502)
                                              ------------         ============         ============         ============

NET LOSS PER SHARE                                 $(0.46)          $      (0.98)            $(0.11)
                                              ============          ============        ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                     3,754,703            1,401,599              428,621
                                              ============         ============         ============

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


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity

                                                                                                               Deficit
                                                                                                              Accumulated
                                                       Common Stock            Capital in       Foreign        During the
                                                --------------------------     Excess of        Currency      Development
                                                   Shares        Amount        Par Value       Translation       Stage
                                                -----------    -----------    -----------     ------------    -----------
Balance, October 3, 1988                                 --    $        --    $        --     $         --    $        --

Shares issued to incorporators
 for approximately $0.04 per share                  110,222             11          3,989               --             --

Net loss for the year ended
 December 31, 1988                                       --             --             --               --           (164)
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1988                          110,222             11          3,989               --           (164)

Shares issued to the public for
approximately $1.13 per share on
 August 22, 1989                                     57,778              6         64,994               --             --

Costs of public offering                                 --             --        (29,265)              --             --

Net loss for the year ended
 December 31, 1989                                       --             --             --               --        (28,341)
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1989                          168,000             17         39,718               --        (28,505)

Shares of restricted common
 stock issued for $180.00 per
 share                                               13,889              1      2,499,999               --             --

Net loss for the year ended
 December 31, 1990                                       --             --             --               --       (129,598)
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1990                          181,889    $        18    $ 2,539,717     $         --    $  (158,103)
                                                -----------    -----------    -----------     ------------    -----------

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                       Common Stock            Capital in       Foreign       During the
                                                --------------------------     Excess of        Currency      Development
                                                   Shares        Amount        Par Value       Translation       Stage
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1990                          181,889    $        18    $ 2,539,717     $         --    $  (158,103)

Shares issued in private
 transactions at an average price
 of approximately $137.94 per share                   3,797              1        523,749               --             --

Shares issued in private
 placement at $90.00 per share                       22,278              2      2,004,998               --             --

Shares issued in exchange for
 product and marketing rights
 at $90.00 per share                                 13,333              1      1,199,999               --             --

Costs of private placement                               --             --       (218,523)              --             --

Contribution of assets by an
 officer and director                                    --             --          1,350               --             --

Net loss for the year ended
 December 31, 1991                                       --             --             --               --     (2,245,287)
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1991                          221,297             22      6,051,290               --     (2,403,390)

Shares issued on March 31, 1992
 in private placement at
 $112.51 per share                                    2,222             --        250,000               --             --

Shares issued on March 31, 1992
 in settlement of debt at
 approximately $30.07 per share                       5,000              1        150,349               --             --

Shares issued on April 15, 1992 in
 private placement at an average
 price of approximately $134.62
 per share                                            1,278             --        172,050               --             --
                                                -----------    -----------    -----------     ------------    -----------

Balance forward                                     229,797    $        23    $ 6,623,689               $-    $(2,403,390)
                                                -----------    -----------    -----------     ------------    -----------


                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                       Common Stock            Capital in       Foreign       During the
                                                --------------------------     Excess of        Currency      Development
                                                  Shares         Amount        Par Value       Translation       Stage
                                                -----------    -----------    -----------     ------------    -----------

Balance forward                                     229,797    $        23      $6,623,689     $        --    $(2,403,390)

Shares issued on July 23, 1992
 upon exercise of options at
 approximately $0.09 per share                        2,777             --            250               --             --

Shares issued on October 23, 1992 in
 settlement of debt at $30.00 per share               3,333             --        100,000               --             --

Shares issued on October 23, 1992 in
 settlement of debt at $9.00 per share               11,667              1        104,999               --             --

Shares issued on November 24, 1992 in
 private placement at $60.02 per share                  833             --         50,000               --             --

Shares issued on November 25, 1992 in
 private placement at approximately
 $11.32 per share                                     4,479              1         50,684               --             --

Shares issued during December 1992 in
 settlement of debt at $30.00 per share              27,903              3        837,092               --             --

Costs of private placements                              --             --         (9,250)              --             --

Net loss for the year ended
 December 31, 1992                                       --             --             --               --     (5,540,971)
                                                -----------    -----------    -----------     ------------    -----------

Balance, December 31, 1992                          280,789    $        28    $ 7,757,464     $         --    $(7,944,361)
                                                -----------    -----------    -----------     ------------    -----------



                      The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                         Common Stock            Capital in      Foreign        During the
                                                  --------------------------     Excess of       Currency       Development
                                                     Shares         Amount       Par Value      Translation        Stage
                                                  -----------    -----------    -----------    -------------    -----------

Balance, December 31, 1992                            280,789    $        28    $ 7,757,464    $          --    $(7,944,361)

Shares issued on January 6, 1993 in private
 placement at approximately $11.25 per share            1,778             --         20,000               --             --

Shares issued on January 6, 1993 upon
 exercise of options at approximately
 $0.09 per share                                        2,778             --            250               --             --

Shares issued on May 26, 1993
 in private placement at
 approximately $6.00 per share                          1,667             --         10,000               --             --

Shares issued on May 26, 1993
 in private placement at
 approximately $6.00 per share                          6,667              1         39,999               --             --

Shares issued on July 9, 1993
 in private placement at
 approximately $4.50 per share                          3,333             --         15,000               --             --

Shares issued on August 18,
 1993 in private placement at
 $3.00 per share                                        6,000              1         17,999               --             --

Shares issued during December
 1993 in settlement of debt at
 approximately $30.00 per share                         7,363              1        220,874               --             --

Net loss for the year ended
 December 31, 1993                                         --             --             --               --       (248,136)
                                                  -----------    -----------    -----------    -------------    -----------

Balance, December 31, 1993                            310,375    $        31    $ 8,081,586    $          --    $(8,192,497)
                                                  -----------    -----------    -----------    -------------    -----------



                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                   Common Stock            Capital in      Foreign         During the
                                            --------------------------     Excess of       Currency       Development
                                               Shares        Amount        Par Value      Translation        Stage
                                            -----------    -----------    -----------    -------------    -----------

Balance, December 31, 1993                      310,375    $        31    $ 8,081,586    $          --    $(8,192,497)

Net loss for the year ended
 December 31, 1994                                   --             --             --               --       (107,291)
                                            -----------    -----------    -----------    -------------    -----------

Balance, December 31, 1994                      310,375             31      8,081,586               --     (8,299,788)

Shares issued during December
 1995 settlement of debt at
 approximately $0.30 per share                  466,667             47        140,351               --             --

Shares issued during December
 1995 in private placement at
 approximately $0.88 per share                  113,333             11         99,989               --             --

Net loss for the year ended
 December 31, 1995                                   --             --             --               --        (45,058)
                                            -----------    -----------    -----------    -------------    -----------

Balance, December 31, 1995                      890,375             89      8,321,926               --     (8,344,846)

Shares issued April 10, 1996
 in private placement at
 approximately $1.50 per share                   33,333              4         34,996               --             --

Shares issued May 17, 1996
 in private placement at
 approximately $1.50 per share                    3,333             --          5,000               --             --

Shares issued May 17, 1996
 in settlement of dispute valued
 at approximately $0.90 per share                 2,333             --          2,100               --             --

Shares issued September 25, 1996
 for investment in joint venture
 valued at $1.00 per share (Note 3)             425,000             43        424,957               --             --

Shares issued September 27, 1996
 for options exercised valued at
 $0.15 per share                                  1,000             --             --               --             --
                                            -----------    -----------    -----------    -------------    -----------

Balance forward                               1,355,374    $       136    $ 8,788,979    $          --    $(8,344,846)
                                            -----------    -----------    -----------    -------------    -----------


                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                   Common Stock            Capital in     Foreign         During the
                                            --------------------------     Excess of      Currency       Development
                                              Shares         Amount        Par Value     Translation        Stage
                                            -----------    -----------    -----------    -----------     -----------
Balance forward                               1,355,374    $       136    $ 8,788,979    $        --     $(8,344,846)

Shares issued September 30, 1996
 for services rendered valued at
 $0.79 per share                              1,000,000            100        789,900             --              --

Capital contributed by a
 stockholder                                         --             --         25,000             --              --

Shares issued October 1996 for
 cash at an average price of
 approximately $1.38 per share                  333,333             33        459,967             --              --

Shares issued October 10, 1996
 to settle shareholder payable
 at $1.00 per share                               5,000             --          5,000             --              --

Shares issued to acquire
 subsidiary (Note 1)                            500,000             50        500,088             --              --

Shares issued December 30, 1996
 for cash at $2.50 per share                    100,000             10        249,990             --              --

Stock offering costs (Note 1)                        --             --        (90,000)             --              --

Fractional shares resulting from
 reverse stock split                                228             --             --             --              --

Options granted with an exercise
 price below current market price
 of common stock (Note 6)                            --             --        163,000             --              --

Change in foreign currency
 translation                                         --             --             --         (6,915)             --

Net loss for the year ended
 December 31, 1996                                   --             --             --             --      (1,379,751)
                                            -----------    -----------    -----------    -----------     -----------

Balance, December 31, 1996                    3,293,935    $       329    $10,891,924    $    (6,915)    $(9,724,597)
                                            -----------    -----------    -----------    -----------     -----------




                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                  Common  Stock            Capital in     Foreign         During the
                                            --------------------------     Excess of      Currency       Development
                                               Shares        Amount        Par Value     Translation        Stage
                                            -----------    -----------    -----------    -----------     -----------
Balance, December 31, 1996                    3,293,935    $       329    $10,891,924    $    (6,915)    $(9,724,597)

Shares issued on January 16, 1997
  in private placement at
  $2.00 per share                                12,500              1         24,999             --              --

Shares issued on February 5, 1997
  in private placement of
  $2.00 per share                                 7,150              1         14,299             --              --

Shares issued on February 6, 1997
  in private placement of
  $2.00 per share                                 7,150              1         14,299             --              --

Shares issued on February 13, 1997
  in private placement at
  $2.50 per share                               400,000             40        999,960             --              --

Shares issued on March 3, 1997
  in private placement at
  approximately $2.50 per share                   6,295              1         15,738             --              --

Shares issued on March 10, 1997
  in private placement at
  $2.50 per share                                20,000              2         49,998             --              --

Shares issued on March 25, 1997
  in private placement at
  $2.00 per share                                 8,129              1         16,257             --              --

Shares issued March 31, 1997
  for options exercised at
  $0.15 per share                                 5,000             --            750             --              --

Shares issued on April 10, 1997
  in private placement at
  $2.50 per share                                 5,204              1         13,009             --              --
                                            -----------    -----------    -----------    -----------     -----------

Balance forward                               3,765,363    $       377    $12,041,233    $    (6,915)    $(9,724,597)
                                            -----------    -----------    -----------    -----------     -----------

                       The accompanying notes are an integral part of these consolidated financial statements.


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                  Common Stock             Capital in       Foreign         During the
                                          ----------------------------     Excess of        Currency        Development
                                             Shares          Amount        Par Value       Translation         Stage
                                          ------------    ------------    ------------     ------------     ------------
Balance forward                             3,765,363    $        377    $ 12,041,233     $     (6,915)    $ (9,724,597)

Shares issued on June 6, 1997
  in private placement at
  $2.00 per share                              25,000               2          49,998               --               --

Shares issued on June 13, 1997
  in private placement at
  $2.00 per share                              50,000               5          99,995               --               --

Shares issued on August 11, 1997
  in private placement at
  $2.00 per share                              10,000               1          19,999               --               --

Shares issued on August 20, 1997
  in private placement at
  $2.00 per share                               5,000               1           9,999               --               --

Shares issued September 30, 1997
  for options exercised at
  $0.15 per share                              10,000               1           1,499               --               --

Shares issued December 30, 1997
  in settlement of a note payable and
  accrued interest at approximately
  $0.84 per share                             300,000              30         250,970               --               --

Stock offering costs (Note 1)                      --              --        (170,146)              --               --

Options granted with an exercise
  price below current market price
  of common stock (Note 6)                         --              --         472,933               --               --

Change in foreign currency
 translation                                       --              --              --            6,924               --

Net loss for the year ended
  December 31, 1997                                --              --              --               --       (1,708,905)
                                         ------------    ------------    ------------     ------------     ------------

Balance, December 31, 1997                  4,165,363    $        417    $ 12,776,480     $          9     $(11,433,502)
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


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows

                                                                                                        From Inception
                                                                                                         On October 3,
                                                               For the Years Ended December 31,          1988 Through
                                                       ---------------------------------------------     December 31,
                                                           1997              1996          1995              1997
                                                       ------------      ------------    ----------     --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from operations                             $ (1,708,905)     $ (1,379,751)    $ (45,058)     $(11,433,502)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                            86,754             6,845            --            96,642
    Bad debt expense                                          7,729                --            --             7,729
    Stock and options issued for services rendered          472,933           955,100            --         1,428,033
    Loss on investment in joint venture                     107,749            26,047            --           133,796
    Stock issued in settlement of debt                           --                --            --         1,413,320
    Loss on disposition of assets                                --                --            --         3,206,791
    Foreign currency translation                             (6,924)               --            --            (6,924)
    Minority interest                                       (79,754)               --            --           (79,754)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable               16,783           (16,334)           --               449
    (Increase) decrease in prepaids and advances             (3,247)               --            --            (3,247)
    (Increase) decrease in deposits                          (6,772)               --            --            (6,772)
    (Increase) decrease in inventory                        (80,959)          (40,675)           --          (121,634)
    Increase (decrease) in accrued expenses                 113,618                --            --           113,618
    Increase (decrease) in accounts payable                   4,092           185,706       (40,881)          258,227
                                                       ------------      ------------     ---------      ------------

      Net Cash (Used) by
       Operating Activities                            $ (1,076,903)     $   (263,062)    $ (85,939)     $ (4,993,228)
                                                       ------------      ------------     ---------      ------------

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


                                                           ABS GROUP INC.
                                            (Formerly Advanced Biological Systems, Inc.)
                                                    (A Development Stage Company)
                                          Consolidated Statements of Cash Flows (Continued)

                                                                                                            From Inception
                                                                                                             On October 3,
                                                              For the Years Ended December 31,               1988 Through
                                                      -------------------------------------------------      December 31,
                                                          1997               1996               1995              1997
                                                      -----------        -----------        -----------      ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Investment in joint venture                         $  (250,000)       $  (300,000)       $        --       $  (550,000)
  Cash acquired through investment in subsidiary               --              2,022                 --             2,022
  Purchase of subsidiaries                                     --           (108,731)                --          (108,731)
  Purchase of product marketing rights                         --                 --                 --            (1,250)
  Purchase of fixed assets                                (88,916)                --                 --           (99,700)
  Purchase of promotional video                                --                 --                 --           (50,000)
                                                      -----------        -----------        -----------       -----------

      Net Cash (Used) by Investing Activities            (338,916)          (406,709)                --          (807,659)
                                                      -----------        -----------        -----------       -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Capital contributed by shareholder                           --             25,000                 --            25,000
  Payments on capital leases                                 (721)                --                 --              (721)
  Payments on loans                                       (75,564)                --                 --           (75,564)
  Proceeds from loans                                     267,322              5,000             31,500           665,462
  Proceeds from sale of common stock                    1,160,711            660,150            100,000         5,188,616
                                                      -----------        -----------        -----------       -----------

      Net Cash Provided by Financing Activities         1,351,748            690,150            131,500         5,802,793
                                                      -----------        -----------        -----------       -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                (64,071)            20,379             45,561             1,906

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                    65,977             45,598                 37                --
                                                      -----------        -----------        -----------       -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                     $     1,906        $    65,977        $    45,598       $     1,906
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


                                                   ABS GROUP INC.
                                    (Formerly Advanced Biological Systems, Inc.)
                                            (A Development Stage Company)
                                  Consolidated Statements of Cash Flows (Continued)

                                                                                                   From Inception
                                                                                                     On October 3,
                                                          For the Years Ended December 31,           1988 Through
                                                  ----------------------------------------------      December 31,
                                                     1997              1996             1995             1997
                                                  ----------        ----------        ----------      -----------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION

  Interest paid                                   $   30,599        $      711        $     --        $   31,310
  Income taxes paid                               $       --        $       --        $     --        $       --

  NON-CASH FINANCING
   ACTIVITIES

    Stock issued for note payable                 $  225,000        $       --        $     --        $2,723,750
    Stock issued for accrued interest             $   26,000        $       --        $     --        $   26,000
    Purchase of Bioreactors
     through assignment of note                   $       --        $       --        $     --        $2,150,000
    Acquisition of product
     marketing rights through
     issuance of notes and stock                  $       --        $       --        $     --        $2,200,000
    Stock issued in settlement
     of debt                                      $       --        $    7,100        $140,398        $1,560,818
    Stock and options issued for
     services rendered                            $  472,933        $  955,100        $     --        $1,428,033
    Stock issued for acquisition
     of subsidiary                                $       --        $  500,138        $     --        $  500,138
    Stock issued for investment
     in joint venture                             $       --        $  425,000        $     --        $  425,000
    Accrued salaries contributed
     by a shareholder to the
     Company                                      $   41,250        $       --        $     --        $   41,250


                       The accompanying notes are an integral part of these consolidated financial statements.


                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

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

                   On November 7, 1996, the Company entered into an Asset Acquisition and Financing Agreement with Marine Research USA, Inc., Marine Research Pty. Ltd. and Samuel J. Grant, whereby the Company issued 500,000 shares of its restricted common stock to Mr. Grant as an inducement for him to transfer certain intellectual property and operating equipment to MRPL. As a result of the transaction, MRUSA became owner of 100% of the issued and outstanding shares of MRPL. The Company became 80% owner of MRUSA and Mr. Grant became 20% owner of MRUSA. The consolidated results of operations of MRUSA from November 7, 1996 through December 31, 1996 are included in the consolidated statements of operations of the Company.

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

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

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

                   f. Income Taxes

                   No provision for income taxes has been accrued because the Company has net operating losses from inception. Net operating loss carryforwards of approximately $11,400,000 at December 31, 1997, expire in 2012. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

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

                   h. Inventories

                   Inventories consist of finished goods held for sale which are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

                   i. Accounts Receivable

                   The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of a $17,448 and $9,719 allowance for doubtful accounts at December 31, 1997 and 1996, respectively.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 1 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                   j. Estimates

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

                   k. Depreciation

                   Property and equipment are depreciated using the straight-line method over their estimated useful lives of five to ten years. (Note 2)

                   l. Amortization

                   Goodwill and other intangibles are amortized over their estimated lives of 10 years. Amortization expense for the years ended December 31, 1997 and 1996 was $61,039 and $5,038, respectively.

NOTE 2 -           PROPERTY AND EQUIPMENT

                   Major classifications of property and equipment are as follows:

                                                                                      December 31,
                                                                           ------------------------------
                                                                              1997                 1996
                                                                           ---------            ---------
                          Production equipment                             $  79,384            $  47,760
                          Office equipment                                    62,553               11,640
                          Leasehold improvements                              10,506                   --
                          Product molds                                       50,000               50,000
                                                                           ---------            ---------
                                                                             202,443              109,400
                          Less accumulated depreciation                      (27,522)              (1,807)
                                                                           ---------            ---------

                                                                           $ 174,921            $ 107,593
                                                                           =========            =========

                   Depreciation expense for the years ended December 31, 1997 and 1996 was $25,715 and $1,807, respectively.

NOTE 3 -           INVESTMENT IN JOINT VENTURE

                   On September 25, 1996, the Company entered into a Joint Venture Agreement with Biopharmaceutics, Inc. (BIO) for the purpose of commercially exploiting a drug for which BIO holds the rights to manufacture and market. The two companies formed DBD Company LLC (DBD) to accomplish this. BIO sublicensed its rights to the drug and is responsible for the management of the day-to-day operations of DBD. The Company is obliged to contribute cash to DBD totaling $1,000,000. As of December 31, 1997 the Company had contributed $400,000 to DBD. The balance of $600,000 is to be paid during 1998 on an as needed basis.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996


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

         In exchange for the consideration, the Company received a 40% ownership interest in DBD. This ownership interest will increase to 45% at such time as BIO has received $2,000,000 in profits from DBD. The investment is accounted for by the equity method. The investment in the joint venture is carried at cost of $975,000 less the Company's share of the loss for the years ended December 31, 1997 and 1996 which was $107,749 and $26,047, respectively, for a net amount of $841,204. This differs from the Company's underlying equity in the net assets of DBD by $575,000, which is the amount paid to BIO by the Company. BIO's sublicence of the product rights did not result in the recording of an asset on the books of DBD because BIO's basis in the product rights was $0. The amount paid to BIO represents the estimated net present value of future income to be derived from the sale of the drug. Financial information for DBD is as follows:

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 3 - INVESTMENT IN JOINT VENTURE (Continued)

                                                                                       December 31,
                                                                           ----------------------------------
                                                                             1997                      1996
                                                                           ---------                 ---------
         Assets:
           Cash                                                            $  19,053                 $  25,052
           Prepaid expense                                                    46,651                    75,000
                                                                           ---------                 ---------

                   Total Assets                                            $  65,704                 $ 100,052
                                                                           =========                 =========

         Liabilities and Equity:

           Liabilities:
             Accounts payable and accrued expenses                         $   1,000                 $  15,069
                                                                           ---------                 ---------

           Equity:
             The Company                                                     266,204                   123,953
             Other                                                          (201,500)                  (38,970)
                                                                           ---------                 ---------

                   Total Equity                                               64,704                    84,983
                                                                           ---------                 ---------

           Total Liabilities and Equity                                    $  65,704                 $ 100,052
                                                                           =========                 =========

                                                                                    For the Years Ended
                                                                                        December 31,
                                                                           ----------------------------------
                                                                             1997                     1996
                                                                           ---------                ---------
         Gross revenue                                                     $      --                 $     --
         Cost of sales and operational expenses                              269,373                   65,117
                                                                           ---------                ---------
         Net loss                                                          $(269,373)                $ (65,117)
                                                                           =========                 =========

         Company interest in net loss                                      $(107,749)                $(26,047)
                                                                           =========                 =========

NOTE 4 - PATENTS/INTELLECTUAL PROPERTY

         During 1996, the Company acquired certain intellectual property as a result of the purchase of its subsidiaries. Intellectual property consists of the following:

                                                                                        December 31,
                                                                           -----------------------------------
                                                                              1997                      1996
                                                                           ---------                 ---------
         Patent Pending Qualture                                           $  22,243                 $  22,243
         Product Rights Qualture                                             102,519                   102,519
         Product Registrations Sea Care                                      604,610                   604,610
                                                                           ---------                 ---------
                                                                             729,372                   729,372
         Less accumulated amortization                                       (45,521)                   (5,038)
                                                                           ---------                 ---------

            Total Patents/Intellectual Property                            $ 683,851                 $ 724,334
                                                                           =========                 =========

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 4 - PATENTS/INTELLECTUAL PROPERTY (Continued)

         The Patent Pending Qualture has been capitalized and will not be amortized until the patent is granted. The Product Rights Qualture will be amortized over their estimated useful lives of 10 years. The Product Registrations for SeaCare will be amortized over their estimated useful lives of 20 years. Amortization of intellectual property was $38,312 and $5,038 for the years ending December 31, 1997 and 1996, respectively.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                1997              1996
                                                                              ---------         ---------
         Note payable to corporation, 7% interest, maturing October 1,
           2000, quarterly payments of various amounts, unsecured             $      --         $ 225,000

         Note payable to corporation, 6% interest, principal
          and interest, due March 31, 1997, unsecured                                --            31,564

         Note payable to corporation, 6% interest principal
          and interest due March 31, 1997, unsecured                                 --            44,000

         Note payable to a company, 8% interest, principal
          and interest due March 11, 1999, unsecured                             50,000                --

         Note payable to a company, 10% interest, principal
          and interest due December 20, 1997, unsecured (Note 10)               100,000                --

         Note payable to a company, 10% interest, principal
          and interest due January 11, 1998, unsecured                           30,000                --

         Note payable to a company, 10% interest, principal
          and interest due on demand, unsecured (Note 12)                        10,000                --

         Note payable to a company, 8% interest, principal
          and interest due June 14, 1999, unsecured                              30,000                --

         Note payable to a company, 10% interest, principal
          and interest due January 18, 1999, unsecured                           25,000                --
                                                                              ---------         ---------

                                 Total                                          245,000           300,564

                                 Less Current Maturities                       (140,000)         (100,564)
                                                                              ---------         ---------

                                 Long-Term Debt                               $ 105,000         $ 200,000
                                                                              =========         =========

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 5 - NOTES PAYABLE (Continued)

         Aggregate maturities required on long-term debt at December 31, 1997 are as follows:

                            Year           Amount
                           ------        --------
                             1998        $140,000
                             1999         105,000
                             2000              --
                             2001              --
                             2002 +            --
                                         --------

                             Total       $245,000
                                         ========

NOTE 6 - STOCK OPTIONS

         The Board of Directors has adopted a 1996 Non-Statutory Stock Option Plan and reserved 1,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and those issued to date are exercisable during a term of not more than (3) or (5) years from the grant date. The options are issuable in such amounts and a such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty percent (20%) of the market value of such shares on the date the options are granted.

         The following table summarizes common stock options outstanding as of December 31, 1997:

                                              Exercise             Fair
Date                          Term of         Price Per           Value on         Options         Options        Options
Granted                       Option            Share            Grant Date        Granted        Exercised     Outstanding
-------                       ------            -----            ----------        -------        ---------     -----------

August 21, 1996               5 Yrs.          $  0.15             $ 0.79           200,000         16,000        184,000
November 20, 1996             5 Yrs.          $  0.90             $ 1.00           350,000             --        350,000
January 1, 1997               5 Yrs.          $  0.75             $ 3.75            25,000             --         25,000
January 1, 1997               5 Yrs.          $  3.75             $ 3.75            40,000             --         40,000
February 28, 1997             3 Yrs.          $  0.35             $ 3.50            28,500             --         28,500
April 18, 1997                5 Yrs.          $  1.00             $ 3.50           100,000             --        100,000
June 30, 1997                 5 Yrs.          $ 0.675             $ 3.38            21,500             --         21,500
                                                                                   -------        -------        -------

                                                                                   765,000         16,000        749,000
                                                                                   =======        =======        =======

         Weighted average value of options granted                                                                $ 0.83
         Total compensation cost recognized from issuance of options                                           $ 635,933

         The Fair Value of the options is based on the average offering price of the Company's common stock in the four months prior to the grant date of the options less a discount due to the restricted nature of the employee stock options.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 6 - STOCK OPTIONS (Continued)

         Of the 765,000 options granted to date, 749,000 options remain unexercised and expire from three to five years from the date of the grant. Outstanding options are not considered in the loss per share calculation as they are antidilutive. The grant of options resulted in the recognition of $472,933 and $163,000 of compensation as a result of the difference between the exercise price and fair market price of the Company's common stock at December 31, 1997 and 1996, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 1997 and 1996, the Company received advances from shareholders of $41,250 and $5,000, respectively. The advances were converted to minority interest in 1997 and equity during 1996.

         During 1997, the Company received advances from an officer of $25,000. At December 31, 1997, the balance due to the officer was $ 22,322.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space under various operating lease agreements which expire through 2000. Future commitments under non-cancelable operating leases are as follows:

                           Year                         Amount
                           ------                      -------
                             1998                      $22,650
                             1999                       23,250
                             2000                        5,850
                                                       -------

                            Total                      $51,750
                                                       =======

         The Company has committed to contribute $1,000,000 to a joint venture of which it is a partner. As of December 31, 1997, the Company had contributed $400,000. The remaining $600,000 is to be contributed during 1998. (Note 3)

NOTE 9 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. However, the Company has experienced significant operating losses and does not have a proven source of revenues. Management plans to obtain equity financing sufficient to cover its operating costs during the development stage until operations generate sufficient revenues to cover operating expenses. During the year ended December 31, 1997, the Company raised approximately $1,150,000 in equity financing.

NOTE 10 - WARRANTS

         On October 21, 1997, the Company issued warrants to purchase up to 50,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The warrants were issued to another company as additional consideration for lending the Company $100,000 (Note 5). The warrants expire on October 20, 1999.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 11 - LEASES

         The Company leases certain equipment with a lease term through April of 2001. Obligations under this capital lease have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $4,127 less accumulated depreciation at $295 is included in property and equipment in the accompanying consolidated financial statements at December 31, 1997. Depreciation expense for this equipment for the years ended December 31, 1997 and 1996 was $295 and $0, respectively.

         Obligations under capital leases at December 31, 1997 and 1996 consisted of the following:

                                                                        1997               1996
                                                                      -------            ------

                           Total                                      $ 3,406            $   --
                           Less: current portion                       (1,145)               --
                                                                      -------            ------

                           Long-term portion                          $ 2,261            $   --
                                                                      =======            ======

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                                                Year Ending
                                                December 31,                                      Amount
                                                ------------                                      ------
                                                1998                                             $ 1,145
                                                1999                                               1,145
                                                2000                                               1,145
                                                2001                                                 381
                                                2002 and thereafter                                   --
                                                                                                 -------

                           Total future minimum lease payments                                     3,816

                           Less, amount representing interest                                       (410)
                                                                                                 -------

                           Present value of future minimum lease payments                        $ 3,406
                                                                                                 =======

NOTE 12 - SUBSEQUENT EVENTS

         In January, 1998, the Company issued 8,111 shares of common stock in full payment of a $10,000 note payable (Note 5). The common stock was valued at $1.25 per share.

         An officer of the Company resigned effective March 31, 1998 and at the same time resigned from his position as President and director of Future Medical Technologies, Inc., a wholly-owned subsidiary of the Company.

         As of March 31, 1998, the offices of Future Medical Technologies in Boulder, Colorado were closed and consolidated with the Company's offices in Salt Lake City, Utah.

                                 ABS GROUP INC.
                  (Formerly Advanced Biological Systems, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 13 - PROFORMA COMBINED STATEMENTS OF OPERATIONS

         The historical information contained herein has been combined on a proforma basis. The purchase of MRUSA was effective November 7, 1996 and the purchase of FMT was effective December 31, 1996. The purchases have been presented as though they were effective January 1, 1996 and 1995. All significant accounting policies for MRUSA and FMT are the same as the Company's defined in Note 1.

                                               For the Year Ended December 31, 1996
                        ----------------------------------------------------------------------------------------
                              ABS                                                 Proforma             Proforma
                           Group Inc.            FMT              MRUSA         Adjustments           Combined
                        --------------      ------------       -----------     ------------         -------------
                                             (Unaudited)       (Unaudited)      (Unaudited)          (Unaudited)
  NET SALES             $       --           $   229,596       $    17,812       $       --         $     247,408
  COST OF SALES                 --               240,719             5,210               --               245,929
                        --------------       -----------       -----------       ----------          ------------
  GROSS MARGIN                  --               (11,123)           12,602               --                 1,479
  EXPENSES                   1,251,944           490,298            35,172             68,787           1,846,201
                        --------------       -----------       -----------       ------------       -------------
  LOSS FROM OPERATIONS      (1,251,944)         (501,421)          (22,570)           (68,787)         (1,844,722)
  OTHER INCOM
   (EXPENSE)                  (106,951)         (180,206)              105             --                (287,052)
                        --------------       -----------       -----------       ------------       -------------

  NET LOSS              $   (1,358,895)      $  (681,627)      $   (22,465)      $    (68,787)      $  (2,131,774)
                        ==============       ===========       ===========       ============       =============

  NET LOSS PER SHARE                                                                                $       (1.13)
                                                                                                    =============

                                               For the Year Ended December 31, 1995
                        ----------------------------------------------------------------------------------------
                              ABS                                                 Proforma             Proforma
                           Group Inc.            FMT              MRUSA         Adjustments           Combined
                        --------------      ------------       -----------     ------------         -------------
                                             (Unaudited)       (Unaudited)      (Unaudited)          (Unaudited)
  NET SALES             $       --           $   467,152       $    --           $       --         $     467,152
  COST OF SALES                 --               145,784            --                   --               145,784
                        --------------       -----------       -----------       ------------       -------------
  GROSS MARGIN                  --               321,368            --                   --               321,368
  EXPENSES                      --               515,133            --                 68,787             583,920
                        --------------       -----------       -----------       ------------       -------------
  LOSS FROM OPERATIONS          --              (193,765)                             (68,787)           (262,552)
  OTHER INCOME
   (EXPENSE)                   (45,058)           --                --                   --               (45,058)
                        --------------       -----------       -----------       ------------       -------------

  NET LOSS              $      (45,058)      $  (193,765)      $    --           $    (68,787)      $    (307,610)
                        ==============       ===========       ===========       ============       =============

  NET LOSS PER SHARE                                                                                $       (0.38)
                                                                                                    =============

         The proforma adjustments represent goodwill amortization of $20,557, product rights amortization of $10,252, and product registrations amortization of $37,978.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1997.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of ABS Group Inc. (and its subsidiaries as indicated hereunder) as of April 1, 1998 (1) are as follows:

Name and Address                        *Position(s) Held                 Age
----------------                        -----------------                 ---
Emanuel A. Floor                        President, Treasurer and           62
2936 Sierra Point Place                 Chairman of the Board of
Salt Lake City, Utah 84109              Directors

Oleg Batratchenko                       Secretary and a Director           32
575 Ridgeland Terrace
Englewood, New Jersey 07631

Samuel J. Grant                         --                                 45
12 Berrigan Avenue
Annadale, Townsville
Queensland, Australia

(1) A former officer of ABS Group Inc., Steve I. Gelman, resigned effective March 31, 1998 and at the same time resigned from his position as President and a director of Future Medical Technologies, Inc., a wholly owned subsidiary of ABS Group Inc. For further information with respect to Mr., Gelman reference is herewith made to the Registrant's Form 10KSB for calendar year ended December 31, 1996.

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

EMANUEL A. FLOOR has served as President and Chairman of the Board of Directors of ABS Group Inc. since July 10, 1990, has served as Treasurer since October, 1992 and served as

Secretary from March, 1993 to August 1996. Mr. Floor also serves as Vice President, Treasurer and a Director of Marine Research USA, Inc. ("MRUSA") and as President, Treasurer and a Director of Future Medical Technologies, Inc. ("FMT") and serves as a director in Marine Research Pty. Ltd. ("MRPL"). Mr. Floor assumed his current positions in MRUSA, MRPL and FMT (director) in late 1996 upon consummation of ABS Group Inc.'s acquisition of such firms except for the fact that on March 31, 1998, he became President of FMT as well, having previously served as Vice President. See Item 1 hereto. Since 1970, Mr. Floor has also served as the President of Emanuel A. Floor and Associates, Inc., and since 1989 he has served as President of the Park Group, Inc.

Both of these private corporations provide consulting services to business companies in the areas of public relations, marketing, management, development and finance. From 1975 to 1986, Mr. Floor was president, chief executive officer and director of Triad Properties, Inc., a real estate development and marketing company, which, through various subsidiaries owned, managed and developed, among other properties, the Salt Lake International Center, a 900-acre business park adjacent to the Salt Lake City International Airport in Utah; Triad Center, a 21 acre parcel of undeveloped property at the Gallleria in Houston, Texas and the Cone Ranch, a 12,000 acre parcel of undeveloped property near Tampa Florida. In February of 1987, several months following Mr. Floor's resignation, Triad Properties, Inc. and several related entities filed for protection in consolidation proceedings under the Bankruptcy Code. Between 1986 and 1987, as a result of a down-turn in the real estate market, Kimball Associates, Inc., Bertagnole Investments Co., Bertagnole Properties and East Canyon Resort Trust, all of which were recreational real estate development firms for which Mr. Floor was an officer and/or director and less than a 5% shareholder, filed for relief under the Bankruptcy Code. As a result of his personal guarantee of substantial amounts of indebtedness of these entities, Mr. Floor filed for personal bankruptcy in 1988 and was discharged from bankruptcy on December 11, 1989. Additionally, Mr. Floor filed for Chapter 13 proceedings in April 1993 and received a discharge in June 1995. Mr. Floor holds a degree in Economics (University of Utah - 1957) and has been active in public and civic affairs and served for eight years as a Trustee to the University of Utah (which includes the University Hospital and Research Center). He also served on the Board of Trustees for LDS Hospital and Holy Cross Hospital (now Salt Lake Regional Medical Center) in Salt Lake City, Utah.

OLEG BATRATCHENKO has been Secretary and a Director of ABS Group Inc. since August 1996 and has also served as a Director of FMT since on or about January 1997. Mr. Batratchenko has a solid international background with over eight years of financial research and investment banking experience. Since April 1995 he has been Vice President of Research at Berkshire International Finance, Inc. ("BIF"), a New York based business and consulting firm which provides a variety of services and advise to the business, investment and financial community. At BIF, Mr. Batratchenko currently manages the activities of the equity research department and provides analytical support for the process of banking clients selection, monitoring and deals structuring. He is also a Senior Vice President of Fifth Avenue Research and Advisory Group, Inc., managing an array of public relations services rendered to a number of growth oriented companies listed on NASDAQ'S SmallCap Market. From 1993 to 1995 Safian Investment Research, Inc., a White Plains, financial research and money management firm employed Mr. Batratchenko in the capacity of Research Analyst. Prior thereto he worked as a Performance Analyst with Neuberger and Berman, a New York money management firm. Between 1987 and 1990 Mr. Batratchenko was a

Research Associate at the Moscow Institute of World Economy and International Relations, where he completed a Master's program in Economics. Mr. Batratchenko also has a Master Degree in International Political Economy from New York University and is an Associate member of the Financial Analysts - Money Managers Society (New York).

SAMUEL J. GRANT has served as President, CEO and a Director of MRUSA, a Utah corporation and 80% owned subsidiary of ABS Group Inc. since November 1996 and owns the balance of 20% of MRUSA's outstanding securities. He also serves as Managing Director (since November 1996) of MRUSA's wholly owned subsidiary -MRPL, an Australian limited company. Since 1982 Mr. Grant has been engaged in the development of the special processes required to harvest the sea cucumber and convert it and other sea based products into therapeutic products and became Managing Director of Pacific Grant Corporation which initially manufactured, marketed and distributed such products. For further information regarding MRPL (and its products) reference is herewith made to Item 1, Description of Business. Mr. Grant (a) previously served as Managing Director for a number of Australian based companies and (b) has extensive experience in export marketing having provided marketing related consulting services to various firms engaged in such diverse areas as leather, textiles, minerals and industrial and pharmaceutical chemicals. Mr. Grant received his education in Australia having attended St. Benedict's College and Geralton Business College, both located in Western Australia. Mr. Grant has been a member of the New York Academy of Science since January of 1991.

         Security ownership of management - See Item 11 hereof with respect to security ownership, if any, of management and Item 10 footnote (c) with respect to options granted to certain members of management in accordance with 1996 and 1997 Non-Statutory Stock Option Plans.

ITEM 10. EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to officers and/or directors of the Company during calendar year ended December 31, 1997 is indicated in the chart appearing directly hereinafter.

                                                                               Securities or
                                                        Salaries, Fees       Property, Insurance
                                                        Directors' Fees         Benefits or              Aggregate of
        Name of          Principal Capacities            Commissions           Reimbursement,         Contingent Forms of
      Individual            In Which Served              And Bonuses          Personal Benefits          Remuneration
      ----------            ---------------              -----------          -----------------          ------------
Emanuel A. Floor         President, Treasurer and          $118,500            $ 20,664 (a)                 $ -0- (d)
                         Chairman of the Board of
                         Directors (i)

Oleg Batratchenko        Secretary and a Director          $     -0-           $     -0-                    $ -0- (d)
                         (ii)

Samuel J. Grant          Managing Director of              $ 96,000 (b)        $     -0-                    $ -0-
                         Marine Research Pty Ltd,
                         President and a Director
                         of Marine Research USA
                         Inc.

                                                                               Securities or
                                                        Salaries, Fees       Property, Insurance
                                                        Directors' Fees         Benefits or              Aggregate of
        Name of          Principal Capacities            Commissions           Reimbursement,         Contingent Forms of
      Individual            In Which Served              And Bonuses          Personal Benefits          Remuneration
      ----------            ---------------              -----------          -----------------          ------------
Steven I. Gelman         Former President and a            $ 106,780             $ 34,663 (c)                $ -0-
                         Director of Future
                         Medical Technologies,
                         Inc.(iii)

         There are no current written employment agreements between ABS Group Inc. and any of its officers and directors.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf.

(i) Mr. Floor also serves as a Director in MRUSA, MRPL and FMT and is Vice President and Treasurer of MRUSA and President and Treasurer of FMT.

(ii)     Mr. Batratchenko also serves as Secretary and a Director of FMT.

(iii) Mr. Gelman served as President and Director of FMT and as Vice President - Marketing of ABS Group Inc., until his resignation from all positions held effective March 31, 1998.

(a) Consists of (i) office rent and expenses - $7,500, (ii) medical insurance premiums - $5,664, (iii) auto allowance - $6,000 (iv) reimbursement for business expenses $11,663 and (v) application of $1,500 in wages applied to option exercise for purchase of 10,000 shares of Company common stock.

(b)      The amount of $41,750 (USD) was accrued but not paid in 1997.

(c) Consists of health benefits, $2,441, educational benefits, $3,690 and reimbursed business expenses of $28,531.

(d) In accordance with the terms and conditions of a 1996 Non Statutory Stock Option Plan, Messrs. Floor and Batratchenko were each granted, in August 1996, options to purchase up to 50,000 shares of Company common stock exercisable at $ .15 per share while Mr. Floor was granted in November 1996, additional options to purchase up to 350,000 shares of Company Common stock exercisable at $ .90 per share. Through calendar year ended December 31, 1996 none of such options were exercised. During 1997, Mr. Floor exercised an aggregate of 15,000 of those options exercisable at $ .15 per share thereby acquiring 15,000 shares of Common Stock. See also footnote (a) (v) above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 4,331,674 shares of the Company's outstanding $.0001 par value Common Stock as of March 31, 1998. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                           Amount and Nature of                  Percent
Beneficial Owner                              Beneficial Ownership                  of Class
----------------                              --------------------                  --------
Arista Capital (1)                                   333,000                          7.69%
@ Mees Pierson
Doctor Roy's Drive
George Town
Grand Cayman, BWI

Attina Holdings (1)                                  250,000                          5.77%
P. O. Box
Nassau, Bahamas

Brookfield Associates, Ltd.                          300,000                          6.93%
c/o Akar Verwaltungs AG
Seestrasse 17 P.O. Box 53
CH-8702 Zollikon 2 Switzerland

Biopharmaceutics, Inc.                               425,000                          9.81%
900 Station Road
Bellport, New York   11713

Covalent Research Alliance Corp                      300,000                          6.93%
1275 Drummers Lane
Wayne, PA 19087

Sierra Growth & Opportunity Inc.                     700,000                         16.16%
500 Fifth Avenue Suite 3620
New York, New York   10010

Trianon Opus One, Inc. (1)                           450,000                         10.39%
West Bay Road
P O Box 31106 SMB
Grand Cayman, Cayman Islands, BWI

Samuel J. Grant                                      500,000                         11.54%
12 Berrigan Avenue
Annadale, Townsville
Australia
----------------------------------------------------------------------------------------------

 (1) The shares indicated as being owned by these persons and/or firms (with the exception of 50,000 shares owned of record and beneficially by Trianon Opus One, Inc.) are not indicated as being owned of record and beneficially on the Company's certified list of stockholders as of March 31, 1998. Management of the Company, however, has been able to identify through its records, the fact that such shares were "original issuance" to those firms and subsequently transferred to CEDE.

(b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company (or officer and/or director in any of the Company affiliates if so specifically indicated) and by all current officers and directors of the Company as a group, is as follows - as of March 31, 1998. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                         Amount and Nature of         Percent
Beneficial Owner                            Beneficial Ownership         of Class
----------------                            --------------------         --------
Emanuel A. Floor                                13,168 (1)(2)               .30%
2936 Sierra Point Place
Salt Lake City, Utah 84109

Oleg Batratchenko                                   -0- (2)               -0-%
575 Ridgeland Terrace
Englewood, New Jersey 07631

Samuel J. Grant (3)                            500,000                    11.54%
12 Berrigan Avenue
Annadale, Townsville
Australia

All officers and directors
as a group (3 person(s)) (4)                   513,168                    11.84%

(1) Mr. Floor owns 10,000 shares of record and beneficially. Additionally, Mr. Floor may be deemed to be the beneficial owner of 3,168 shares held of record by The Five Floors, Inc., a Utah corporation, as a result of his status as an officer and principal shareholder of such corporation and the fact that such corporation's shares are owned, in their entirety, by Mr. Floor and his family.

(2) Does not include options granted to Messrs. Floor and Batratchenko in accordance with ADBS' 1996 Non-Statutory Stock Option Plan. See footnote (c) to Item 10 hereof.

(3) Mr. Grant serves as President and a Director of MRUSA and Managing Director of MRPL. Does not include 25,000 options (exercisable at $ .75 per share) granted to Mr. Grant in January 1997 in accordance with above referenced 1996 Stock Option Plan. Additionally, Mr. Grant is to receive an additional 25,000 options per year for each of the next three years so long as he continues to be employed in the capacities indicated and/or relatively similar capacities.

(4) Includes Mr. Grant who is not an officer or director of ADBS but serves as President of certain subsidiaries as indicated in footnote 3 hereto.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1997 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the consolidated financial statements and footnotes thereto which are a part hereof.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-25 inclusive of this 10-KSB with respect to the consolidated financial statements and Notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December 31, 1997, no Forms 8-K were filed, However, a Form 8K was filed on January 30, 1998 with date of report of January 20, 1998, which indicated at Item designated 9 II A that the Registrant had issued certain of its securities (in January
1998) in consideration of extinquishment of indebtedness created as a result of a loan in December 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ABS GROUP INC.


                                                By /s/ Emanuel A. Floor
                                                   ----------------------------
                                                   Emanuel A. Floor, President


Date: April 10, 1998



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Emanuel A. Floor                        President, Treasurer,        Dated: Apr. 10, 1998
------------------------------------        and Chairman of the
Emanuel A. Floor                            Board of Directors


/s/ Oleg Batratchenko                       Secretary and a Director     Dated: Apr. 10, 1998
------------------------------------
Oleg Batratchenko