Form 10QSB
period 1998-03-31
ABS GROUP INC
filed 1998-05-20
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ----------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission File Number:                      0-19814
                        -------------------------------------------------------

                                 ABS Group Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                87-0462198
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

818 East South Temple Street, Salt Lake City, Utah              84102
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (801) 521-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 18, 1998 is 4,331,674 shares, all of one class of $.0001 par value common stock.

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

                   [LETTERHEAD OF JONES, JENSEN & COMPANY]



The Board of Directors
ABS Group Inc.
Salt Lake City, Utah


     The accompanying consolidated balance sheet of ABS Group Inc. (a development stage company) as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 1998 and 1997 and from inception on October 3, 1988 through March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying consolidated balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated April 9, 1998.





/s/ JONES, JENSEN & COMPANY
---------------------------
Jones, Jensen & Company
Salt Lake City, Utah
May 18, 1998

                                 ABS GROUP INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                              March 31,      December 31,
                                                1998            1997
                                             ----------      ------------
                                             (Unaudited)
CURRENT ASSETS

  Cash                                       $   19,286       $    1,906
  Accounts receivable                            19,831            5,782
  Inventories                                   164,453          168,951
  Prepaid expenses                                6,834            4,080
  Employee advances                                --              1,227
                                             ----------       ----------

     Total Current Assets                       210,404          181,946
                                             ----------       ----------

FIXED ASSETS                                    166,745          174,921
                                             ----------       ----------

OTHER ASSETS

  Investment in joint venture (Note 2)          801,279          841,204
  Patents/intellectual property                 673,730          683,851
  Deposits                                       17,649           19,769
  Goodwill                                      179,871          185,009
                                             ----------       ----------

     Total Other Assets                       1,672,529        1,729,833
                                             ----------       ----------

TOTAL ASSETS                                 $2,049,678       $2,086,700
                                             ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31,           December 31,
                                                            1998                  1997
                                                         ------------        ------------
                                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade                               $    306,656        $    339,487
  Accrued expenses                                             65,249              46,368
  Related party payable                                        17,251              22,322
  Capital lease obligation, current portion                       932               1,145
  Notes payable, current portion                              325,000             140,000
                                                         ------------        ------------

     Total Current Liabilities                                715,088             549,322
                                                         ------------        ------------

LONG-TERM LIABILITIES

  Capital lease obligation                                      2,256               2,261
  Notes payable                                               100,000             105,000
                                                         ------------        ------------

     Total Long-Term Liabilities                              102,256             107,261
                                                         ------------        ------------

     Total Liabilities                                        817,344             656,583
                                                         ------------        ------------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                                  76,120              93,637
                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares authorized
   at $0.0001 par value; 4,206,474 and 4,165,363
   shares issued and outstanding, respectively                    421                 417
  Capital in excess of par value                           12,811,362          12,776,480
  Foreign currency translation                                 (1,572)             (6,915)
  Deficit accumulated during the development stage        (11,653,997)        (11,433,502)
                                                         ------------        ------------

       Total Stockholders' Equity                           1,156,214           1,336,480
                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,049,678        $  2,086,700
                                                         ============        ============

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   From
                                                                                Inception
                                                                               on October 3,
                                                 For the Three                 1988 Through
                                             Months Ended March 31,             March 31,
                                            1998               1997                1998
                                        -----------        -----------        ------------
SALES                                   $    43,727        $   104,937        $    428,862

COST OF SALES                                27,477             61,753             333,293
                                        -----------        -----------        ------------

GROSS MARGIN                                 16,250             43,184              95,569
                                        -----------        -----------        ------------

EXPENSES
  Depreciation and amortization              21,959             18,202             115,558
  Rent                                       16,322             23,835             109.745
  Research and development                     --                 --                28,953
  General and administrative                164,205            187,446           2,957,028
                                        -----------        -----------        ------------

     Total Expenses                         202,486            229,483           3,211,284
                                        -----------        -----------        ------------

LOSS FROM OPERATIONS                       (186,236)          (186,299)         (3,115,715)
                                        -----------        -----------        ------------

OTHER INCOME (EXPENSE)
  Interest income                                75               --                 4,837
  Interest expense                           (8,728)               (23)            (40,038)
  Loss on investment                        (39,925)              --              (173,721)
                                        -----------        -----------        ------------

     Total Other Income (Expense)           (48,578)           (54,633)           (208,922)
                                        -----------        -----------        ------------

LOSS BEFORE DISCONTINUED
 OPERATIONS AND MINORITY
 INTEREST                                  (234,814)          (240,932)         (3,324,637)

LOSS ON DISCONTINUED
 OPERATIONS                                    --                 --            (8,425,042)

MINORITY INTEREST IN LOSS                    14,319              5,692              95,682
                                        -----------        -----------        ------------

NET LOSS                                $  (220,495)       $  (235,240)       $(11,653,997)
                                        ===========        ===========        ============

NET LOSS PER SHARE                      $     (0.05)       $     (0.07)
                                        ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    4,199,568          3,527,047
                                        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           From
                                                                                        Inception
                                                                                       on October 3,
                                                           For the Three               1988 Through
                                                        Months Ended March 31,           March 31,
                                                        1998             1997              1998
                                                     ---------        ---------        ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss from operations                           $(220,495)       $(235,495)       $(11,653,997)

  Adjustments to reconcile net
  loss to net cash provided by operating
   activities:
    Depreciation and amortization                       23,435           18,189             120,077
    Bad Debt expense                                      --               --                 7,729
    Stock and options issued for services
     rendered                                            3,386             --             1,431,419
    Loss on investment in joint venture                 39,925           54,610             173,721
    Stock issued in settlement of debt                    --               --             1,413,320
    Loss on disposition of assets                         --               --             3,206,791
    Foreign currency translation                          --               --                (6,924)
    Minority interest                                  (17,517)            --               (97,271)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                                        (14,049)         (78,723             (13,600)
    (Increase) decrease in inventory                     4,498          (18,245)           (117,136)
    (Increase) decrease in prepaids and
     assets                                             (1,527)         (29,739)             (4,774)
    (Increase) decrease in deposits                      2,120           (1,370)             (4,652)
    Increase (decrease) in accounts payable            (27,488)        (194,873)            230,739
    Increase (decrease) in accrued expenses             13,810             --               127,428
                                                     ---------        ---------        ------------

       Net Cash Provided (Used) by
        Operating Activities                         $(193,902)       $(504,892)       $ (5,187,130)
                                                     ---------        ---------        ------------


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                  From
                                                                                Inception
                                                                              on October 3,
                                                   For the Three              1988 Through
                                                Months Ended March 31,          March 31,
                                                1998             1997              1998
                                             ---------        ---------        -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Investments in joint venture               $    --          $(250,000)       $  (550,000)
  Cash acquired through investment in
   subsidiary                                     --               --                2,022
  Purchase of subsidiaries                        --               --             (108,731)
  Purchase of product marketing rights            --               --               (1,250)
  Purchase of fixed assets                        --            (50,923)           (99,700)
  Purchase of promotional video                   --               --              (50,000)
                                             ---------        ---------        -----------

       Net Cash Provided (Used) by
        Investing Activities                      --           (300,923)          (807,659)
                                             ---------        ---------        -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Capital contributed by shareholder              --               --               25,000
  Proceeds from loans                          190,000             --              855,462
  Repayment of loans                              (218)         (76,169)           (76,503)
  Proceeds from sale of common stock            21,500          966,281          5,210,116
                                             ---------        ---------        -----------

       Net Cash Provided (Used) by
        Financing Activities                   211,282          890,112          6,014,075
                                             ---------        ---------        -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           17,380           84,297             19,286

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          1,906           65,977               --
                                             ---------        ---------        -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                            $  19,286        $ 150,274        $    19,286
                                             =========        =========        ===========


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                     From
                                                                                  Inception
                                                                                 on October 3,
                                                         For the Three           1988 Through
                                                     Months Ended March 31,        March 31,
                                                      1998           1997            1998
                                                     -------       --------       ----------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
  Interest paid                                      $  --         $      -       $   31,310
  Income taxes paid                                  $  --         $      -       $     --

NON-CASH FINANCING ACTIVITIES

  Stock issued for notes payable                     $10,000       $      -       $2,733,750
  Purchase of Bioreactors through
   assignment of note                                $  --         $      -       $2,150,000
  Acquisition of product marketing rights
   through issuance of notes and stock               $  --         $      -       $2,200,000
  Stock issued in settlement of debt                 $  --         $      -       $1,560,818
  Stock and options issued for services
   rendered                                          $  --         $      -       $1,431,416
  Stock issued for acquisition of
   subsidiary                                        $  --         $      -       $  500,138
  Stock issued for investment in joint venture       $  --         $      -       $  425,000
  Stock issued for accrued interest                  $26,000       $      -       $   26,000
  Accrued salaries contributed by a
   shareholder to the Company                        $  --         $      -       $   41,250


   The accompanying notes are an integral part of these financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1997 Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of operating results for the full years.

              The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 -      INVESTMENT IN JOINT VENTURE

              During the 3 months ended March 31, 1998, the Company advanced no additional funds to DBD Company, Inc. (DBD). The Company is committed to advancing an additional $600,000 to DBD during 1998, on an as needed basis. The financial statements reflect the Company's share of DBD's loss which is $39,925.

NOTE 3 -      NOTES PAYABLE

              As of December 31, 1997, the Company had an obligation to pay $130,000 in notes due in January 1998 together with accrued interest at ten percent per annum to two otherwise unaffiliated lenders. During January 1998, the Company restructured its debt with both of such parties and issued new notes bearing interest at ten percent per annum and due May 1, 1998. In addition, one of such parties advanced an additional $120,000 to the Company during January 1998. Both parties waived accrued interest on the original notes and as partial consideration for the restructuring, the Company issued two year unregistered warrants to the lenders to acquire 225,000 shares of the Company's common stock at an exercise price of $.375 per share. An additional 216,000 two year unregistered warrants exercisable at $.375 per share were issued as partial consideration for the aforesaid $120,000 loan made in January 1998. As of May 18, 1998, the notes had not yet been paid in whole or in part.

              Additionally, the Company issued 8,111 shares of its common stock in settlement of a note in the amount of $10,000.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's intentions as heretofore expressed in its Form 10-KSB for year ended December 31, 1997 is to become a diversified public company through the acquisition or financing of opportunities with emerging bio-medical technology firms where (a) research and development stages have been basically completed, (b) intellectual property is protected by patents, licenses, registration and/or proprietary formulas or processes, (c) products and/or services are deemed unique and/or desirable and (d) Company's management and marketing skills and financial resources are envisioned to be a valuable asset to the overall operation(s) (present and/or proposed) of the acquired firm(s) - all with the ultimate objective of benefitting the Company's stockholders. Reference is herewith made to Item 1 to aforesaid Form 10-KSB as well as to the consolidated financial statements and notes thereto as contained therein which summarizes relevant information with respect to the Company's initial joint venture with Biopharmaceutics, Inc. (entered into in September 1996) and its subsequent acquisitions in November and December 1996 (of the subsidiaries hereinafter referred to) as well as the various monetary and other obligations assumed as a result thereof.

         The consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended March 31, 1998 and year ended December 31, 1997 with respect to the Company's consolidated balance sheets and the comparative three month periods ended March 31, 1998 and March 31, 1997 (as well as the period from inception in October 1988 through March 31, 1998) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997:

         Sales for the three month period ended March 31, 1998 were $43,727 as compared to sales of $104,937 for the comparative three month period ended March 31, 1997, while cost of sales decreased from the comparative three month period ended March 31, 1997 from $61,753 to $27,477 resulting in a gross margin for the three month period ended March 31, 1997 of $16,250 (representing approximately 37% of sales) as compared to $43,184 for the comparative three month period ended March 31, 1997 (representing approximately 41% of sales). Accordingly, gross margin for the comparative periods decreased by $26,934 (a decrease of approximately 62% from the comparative three month period ended March 31, 1997).

         Total expenses decreased by $26,977 (from $229,483 at March 31, 1997 to $202,486 at March 31, 1998) while the single largest item of operating expenses continued to be represented by "general and administrative" expenses, which represented approximately 81% of all operating expenses for the three month period ended March 31, 1998 and represented approximately 82% of all operating expenses for the three month period ended March 31, 1997. Depreciation and amortization expenses for the three month period ended March 31, 1998 represented approximately 11% of total operating expenses as compared to approximately 8% of total operating expenses for the comparative three month period ended March 31, 1997. Rental expenses for the three month period ended March 31, 1998 represented approximately 8% of total operating expenses as compared to approximately 10% for the comparative three month period ended March 31,1997. Primarily as a result of the above, net losses decreased from $(235,240) for the three month period ended March 31, 1997 to $(220,495) for the three month period ended March 31, 1998; a decrease in losses of $14,745.

CONSOLIDATED BALANCE SHEETS:

         Total assets of the Company at the three month period ended March 31, 1998 and calendar year ended December 31, 1997 were $2,049,678 and $2,086,700 respectively, a decrease of $37,022, with total current assets increasing from $181,946 at December 31, 1997 to $210,404 at March 31, 1998 - an increase of $28,458. The principal reason for the aforesaid increase in total current assets resulted from an aggregate increase in cash and accounts receivable of $31,429 while the principal reason for the decrease in total assets resulted from a $39,925 decrease in "investment in joint venture". Investment in joint venture and patents/intellectual property accounted for 39% and 33% respectively of total assets as at March 31, 1998 as compared to approximately 40% and 33% as at December 31, 1997.

         Total current liabilities of the Company at the three month period ended March 31, 1998 and calendar year ended December 31, 1997 were $715,088 and $549,322 respectively, an increase of $165,766, principally due to an increase of $185,000 in notes payable, current portion. Total liabilities as at March 31, 1998 amounted to $817,344 as compared to $656,583 at December 31, 1997.

         The Company's working capital deficit as at March 31, 1998 was $(504,684) as compared to a working capital deficit of $(367,376) at December 31, 1997.

         As at March 31, 1998 the Company's deficit accumulated during development stage increased to $(11,653,997) as compared to $(11,433,502) as at December 31, 1997 (reflecting the aforesaid net loss of $220,495 incurred during the three month period ended March 31,1998). Total stockholders' equity at March 31, 1998 decreased by $180,266 from $1,336,480 at December 31, 1997 to
$1,156,214 at March 31, 1998.

CASH REQUIREMENTS AND LIQUIDITY

         As heretofore indicated in the consolidated statements of stockholders' equity in the Company's 10-KSB for calendar year ended December 31, 1997, the Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth and acquisition program through the sale and issuance of 556,428 shares of its common stock for an aggregate gross cash consideration of $1,278,605.50 during 1997. During the first quarter of 1998 the Company sold an additional 41,111 shares for gross cash consideration of $31,638.71 (of which $10,000 was originally advanced to the Company in December 1997 and thereafter such indebtedness (plus accrued interest) was canceled in exchange for issuance of 8,111 shares in January 1998) and 13,000 shares were issued to a non related party who exercised his option to acquire 13,000 shares at $.50 per share. Other than the 13,000 shares issued pursuant to the option, the remaining shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shore Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. All sales of securities pursuant to Regulation S made during 1997 and January 1998 as referred to directly above have been reported in Forms 8-K with dates of reports of January 16, 1997, February 5, 1997, March 10, 1997, April 14, 1997, June 13,
1997, August 6, 1997, August 20, 1997 and January 20, 1998 - each of which Forms 8-K were filed in a timely manner.

         See Note 3 to March 31,1 998 financial statements regarding notes payable aggregating $250,000 which notes payable primarily represent loans made and/or debt financing.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1997 indicate (in Note 9 thereto) certain factors which create an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained significant operating losses while not having had a proven source of revenues. Notwithstanding the concerns expressed by the Company's auditors in such Note 9 as well as in their report dated April 9, 1998 accompanying such consolidated financial statements and the loss most recently incurred during the calendar year December 31, 1997 of $1,708,905 (and the further loss of $220,495 during the first quarter of 1998), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or
(b) the belief that its operations (through activities of its joint venture and/or operating subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case.

         Other than as indicated herein or in its aforesaid Form 10-KSB for calendar year ended December 31, 1997, the Company is not engaged (on its own) in any product research and development nor does management currently contemplate the purchase or sale of any plant or significant equipment. Any significant change in the number of Company employees will be dependent, to a significant degree, upon the status of its on-going joint venture and the operations of its subsidiaries heretofore referred to as having been acquired in late 1996.

                                     PART II




Item 1.   Legal Proceedings -                                         None

Item 2.   Changes in Securities -                                     None

Item 3.   Defaults Upon Senior Securities -                           None

Item 4.   Submission of Matters to a
           Vote of Security Holders -                                 None

Item 5.   Other Information -                                         None

Item 6.   (a) Exhibits -                                              None

          (b) Reports on Form 8-K as follows:

          Form 8-K with date of report January 20, 1998 - filed January 30, 1998

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

Dated: May 19, 1997