Form 10QSB
period 1998-06-30
ABS GROUP INC
filed 1998-08-20
CIK 843004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 1998

                                       or

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 19, 1998 is 4,331,674 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.                 Financial Statements                                3-9

Item 2.                 Management's Discussion and Analysis               10-13



                                     PART II

Item 1.                 Legal Proceedings                                    14

Item 2.                 Changes in Securities                                14

Item 3.                 Defaults Upon Senior Securities                      14

Item 4.                 Submission of Matters to a
                         Vote of Security Holders                            14

Item 5.                 Other Information                                    14

Item 6.                 Exhibits and Reports on Form 8-K                     14

Signatures                                                                   15

                                 ABS GROUP, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                               June 30,        December 31,
                                                 1998              1997
                                              ----------        ----------
                                              (Unaudited)
CURRENT ASSETS

  Cash                                        $    5,420        $    1,906
  Accounts receivable                              2,659             5,782
  Inventories                                    171,516           168,951
  Prepaid expenses                                 3,133             4,080
  Employee advances                                3,619             1,227
                                              ----------        ----------

     Total Current Assets                        186,347           181,946
                                              ----------        ----------

FIXED ASSETS                                     158,980           174,921
                                              ----------        ----------

OTHER ASSETS

  Investment in joint venture (Note 2)           769,243           841,204
  Patents/intellectual property                  663,610           683,851
  Deposits                                         5,649            19,769
  Goodwill                                       174,731           185,009
                                              ----------        ----------

     Total Other Assets                        1,613,233         1,729,833
                                              ----------        ----------

TOTAL ASSETS                                  $1,958,560        $2,086,700
                                              ==========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 ABS GROUP INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30,           December 31,
                                                              1998                 1997
                                                          ------------         ------------
                                                          (Unaudited)
CURRENT LIABILITIES

  Accounts payable - trade                                $    396,496         $    339,487
  Accrued expenses                                              96,076               46,368
  Related party payable                                         17,251               22,322
  Capital lease obligation, current portion                        932                1,145
  Notes payable, current portion                               325,000              140,000
                                                          ------------         ------------

     Total Current Liabilities                                 835,755              549,322
                                                          ------------         ------------

LONG-TERM LIABILITIES

  Capital lease obligation                                       2,031                2,261
  Notes payable                                                120,000              105,000
                                                          ------------         ------------

     Total Long-Term Liabilities                               122,031              107,261
                                                          ------------         ------------

     Total Liabilities                                         957,786              656,583
                                                          ------------         ------------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                                   64,881               93,637
                                                          ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, 10,000,000 shares authorized
   at $0.0001 par value; 4,206,474 and 4,165,363
   shares issued and outstanding, respectively                     421                  417
  Capital in excess of par value                            12,811,362           12,776,480
  Foreign currency translation                                    (312)              (6,915)
  Deficit accumulated during the development stage         (11,875,578)         (11,433,502)
                                                          ------------         ------------

       Total Stockholders' Equity                              935,893            1,336,480
                                                          ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  1,958,560         $  2,086,700
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

                                                           ABS GROUP INC.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                             (Unaudited)

                                                                                                                           From
                                                                                                                       Inception on
                                                       For the Three                        For the Six                 October 3,
                                                        Months Ended                        Months Ended               1988 Through
                                                          June 30,                            June 30,                    June 30,
                                                   1998              1997              1998              1997              1998
                                               ------------      ------------      ------------      ------------      ------------
SALES                                          $      2,487      $     60,360      $     46,214      $    165,297      $    431,349

COST OF SALES                                         3,211            55,463            30,688           117,216           336,504
                                               ------------      ------------      ------------      ------------      ------------

GROSS MARGIN                                           (724)            4,897            15,526            48,081            94,845
                                               ------------      ------------      ------------      ------------      ------------

EXPENSES

 Depreciation and amortization                       23,365            21,724            45,324            39,926           138,923
 Rent                                                21,423            22,421            37,745            46,256           131,168
 Research and development                             2,460            16,648             2,460            16,648            31,413
 General and administrative                         141,938           759,149           306,143           946,626         3,098,966
                                               ------------      ------------      ------------      ------------      ------------

     Total Expenses                                 189,186           819,942           391,672         1,049,456         3,400,470
                                               ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                               (189,910)         (815,045)         (376,146)       (1,001,375)       (3,305,625)
                                               ------------      ------------      ------------      ------------      ------------

LOSS INCOME (EXPENSE)

 Interest income                                        132               487               207               487             4,969
 Interest expense                                   (10,598)           (3,938)          (19,326)           (3,961)          (50,636)
 Loss on investment                                 (32,036)          (27,840)          (71,961)          (82,450)         (205,757)
                                               ------------      ------------      ------------      ------------      ------------

     Total Other Income
       (Expense)                                    (42,502)          (31,291)          (91,080)          (85,924)         (251,424)
                                               ------------      ------------      ------------      ------------      ------------

LOSS BEFORE DISCONTINUED
  OPERATIONS AND MINORITY
  INTEREST                                         (232,412)         (846,336)         (467,226)       (1,087,299)       (3,557,049)

LOSS ON DISCONTINUED
  OPERATIONS                                             --                --                --                --        (8,425,042)

MINORITY INTEREST
  IN LOSS                                            10,831            20,411            25,150            26,103           106,513
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $   (221,581)     $   (825,925)     $   (442,076)     $ (1,061,196)     $(11,875,578)
                                               ============      ============      ============      ============      ============

NET LOSS PER SHARE                             $      (0.05)     $      (0.22)     $      (0.11)     $      (0.30)
                                               ============      ============      ============      ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                      4,206,474         3,795,376         4,206,474         3,564,707
                                               ============      ============      ============      ============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 -5-

                                                           ABS GROUP INC.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                                                           From
                                                                                                                       Inception on
                                                           For the Three                      For the Six               October 3,
                                                           Months Ended                       Months Ended             1988 Through
                                                             June 30,                           June 30,                 June 30,
                                                       1998             1997             1998             1997             1998
                                                   ------------     ------------     ------------     ------------     ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from operations                         $   (221,581)    $   (825,925)    $   (442,076)    $ (1,061,196)    $(11,875,578)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization                      23,365           21,724           45,324           39,926          143,442
      Bad debt expense                                       --               --               --               --            7,729
      Stock and options issued for
       services rendered                                     --          472,933            3,386          472,933        1,431,419
      Loss on investment in joint venture                32,036           27,840           71,961           82,460          205,757
      Stock issued in settlement of debt                     --               --               --               --        1,413,320
      Loss on disposition of assets                          --               --               --               --        3,206,791
      Foreign currency translation                           --              127               --              127           (6,924)
      Minority interest                                 (10,831)         (26,103)         (25,150)         (26,103)        (108,102)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts
       receivable                                        17,172           55,618            3,123          (23,105)           3,572
      (Increase) decrease in inventory                   (7,063)         (52,140)          (2,565)         (70,385)        (124,199)
      (Increase) decrease in prepaid
       assets                                                82           31,799           (1,445)           2,060            4,692
      (Increase) decrease in deposits                    12,149          (18,230)          14,120          (19,600)           7,497
      (Increase) decrease in related
       party receivables                                     --               --               --          (19,500)         (19,500)
      Increase (decreased) in accounts
       payable                                           91,712          115,035           62,651          (79,831)         322,451
      Increase (decrease) in accrued
       expenses                                          30,827            3,938           44,637            3,938          168,255
                                                   ------------     ------------     ------------     ------------     ------------

     Net Cash Provided (Used)
       by Operating Activities                     $    (32,132)    $   (193,384)    $   (226,034)    $   (698,276)    $ (5,219,378)
                                                   ------------     ------------     ------------     ------------     ------------


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 -6-

                                                           ABS GROUP INC.
                                                    (A Development Stage Company)
                                          Consolidated Statements of Cash Flows (Continued)
                                                             (Unaudited)


                                                                                                                           From
                                                                                                                       Inception on
                                                         For the Three                        For the Six                October 3,
                                                         Months Ended                         Months Ended              1988 Through
                                                           June 30,                             June 30,                  June 30,
                                                    1998              1997              1998              1997              1998
                                                -----------       -----------       -----------       -----------       -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES

 Investments in joint venture                   $        --       $        --       $        --       $  (250,000)      $  (550,000)
 Cash acquired through invest-
   ment in subsidiary                                    --                --                --                --             2,022
 Purchase of subsidiaries                                --                --                --                --          (108,731)
 Purchase of product marketing
   rights                                                --                --                --                --            (1,250)
 Purchase of fixed assets                            (1,509)          (48,341)           (1,509)          (99,264)          (99,700)
 Purchase of promotional video                           --                --                --                --           (50,000)
 Capitalized patent costs                                --           (14,367)               --           (14,367)           (1,727)
                                                -----------       -----------       -----------       -----------       -----------

     Net Cash Provided (Used)
       by Investing Activities                       (1,509)          (62,708)           (1,509)         (363,631)         (809,386)
                                                -----------       -----------       -----------       -----------       -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Capital contributed by
   shareholder                                           --                --                --                --            25,000
 Proceeds from loans                                 20,000                --           210,000                --           875,462
 Repayment of loans                                    (225)               --              (443)          (76,169)          (76,394)
 Proceeds from sale of
    common stock                                         --           156,813            21,500         1,123,094         5,210,116
                                                -----------       -----------       -----------       -----------       -----------

     Net Cash Provided (Used)
       by Financing Activities                       19,775           156,813           231,057         1,046,925         6,034,184
                                                -----------       -----------       -----------       -----------       -----------

NET INCREASE (DECREASE)
   IN CASH AND CASH
  EQUIVALENTS                                       (13,866)          (99,279)            3,514           (14,982)            5,420

CASH AND CASH
  EQUIVALENTS AT
  BEGINNING OF PERIOD                                19,286           150,274             1,906            65,977                --
                                                -----------       -----------       -----------       -----------       -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                                      $     5,420       $    50,995       $     5,420       $    50,995       $     5,420
                                                ===========       ===========       ===========       ===========       ===========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 -7-

                                                           ABS GROUP INC.
                                                    (A Development Stage Company)
                                          Consolidated Statements of Cash Flows (Continued)
                                                             (Unaudited)

                                                                                                                            From
                                                                                                                        Inception on
                                                              For the Three                      For the Six             October 3,
                                                               Months Ended                      Months Ended           1988 Through
                                                                 June 30,                          June 30,               June 30,
                                                          1998              1997            1998            1997             1998
                                                       -----------        --------        --------        --------        ----------
SUPPLEMENTAL
 DISCLOSURES OF CASH
 FLOW INFORMATION

 Interest paid                                         $          --      $       --      $       --      $       --      $      711
 Income taxes paid                                     $          --      $       --      $       --      $       --      $       --

NON-CASH FINANCING
 ACTIVITIES

 Stock issued for note                                 $          --      $       --      $       --      $       --      $2,733,750
 Purchase of Bioreactors through
   assignment of note                                  $          --      $       --      $       --      $       --      $2,150,000
 Acquisition of product marketing rights
   through issuance of notes and stock                 $          --      $       --      $       --      $       --      $2,200,000
 Stock issued in settlement of debt                    $          --      $       --      $       --      $       --      $1,560,818
 Stock and options issued for services
   rendered                                            $          --      $  472,933      $       --      $  472,933      $1,431,416
 Stock issued for acquisition of
   subsidiary                                          $          --      $       --      $       --      $       --      $  500,138
 Stock issued for investment in joint
   venture                                             $          --      $       --      $       --      $       --      $  425,000
 Stock issued for accrued interest                     $          --      $       --      $   26,000      $       --      $   26,000
 Accrued salaries contributed by a
   shareholder of the Company                          $          --      $       --      $       --      $       --      $   41,250


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 -8-

                                 ABS GROUP INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997
                                   (Unaudited)


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's December 31, 1997 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of operating results for the full years.

                  The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 -          INVESTMENT IN JOINT VENTURE

                  During the 3 months ended June 30, 1998, the Company advanced no additional funds to DBD Company, Inc. (DBD). The Company is committed to advancing an additional $600,000 to DBD during 1998, on an as needed basis. The financial statements reflect the Company's share of DBD's loss which is $32,036.

NOTE 3 -          NOTES PAYABLE

                  As of December 31, 1997, the Company had an obligation to pay $130,000 in notes due in January 1998 together with accrued interest at ten percent per annum to two otherwise unaffiliated lenders. During January 1998, the Company restructured its debt with both of such parties and issued new notes bearing interest at ten percent per annum and due May 1, 1998. In addition, one of such parties advanced an additional $120,000 to the Company during January 1998. Both parties waived accrued interest on the original notes and as partial consideration for the restructuring, the Company issued two year unregistered warrants to the lenders to acquire 225,000 shares of the Company's common stock at an exercise price of $.375 per share. An additional 216,000 two year unregistered warrants exercisable at $.375 per share were issued as partial consideration for the aforesaid $120,000 loan made in January 1998. As of August 18, 1998, the notes had not yet been paid in whole or in part.

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

                  The consolidated financial statements include those of ABS Group Inc. and its subsidiaries, Future Medical Technologies, Inc. ("FMT"; currently inactive), Marine Research USA, Inc. ("MRUSA") and Marine Research Pty. Ltd. ("MRPL").

                  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended June 30, 1998 and the year ended December 31, 1997 with respect to the Company's consolidated balance sheets and the comparative (a) three month periods ended June 30, 1998 and June 30, 1997 and
(b) six month periods ended June 30, 1998 and June 30, 1997 based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 1998 AND JUNE 30, 1997:

                  Sales for the three month period ended June 30, 1998 were $2,487 as compared to sales of $60,360 for the comparative three month period ended June 30, 1997, while cost of sales decreased from the comparative three month period ended June 30, 1997 from $55,433 to $3,211 resulting in a gross margin for the three month period ended June 30, 1997 of $4,897 as compared to $(724) for the comparative three month period ended June 30, 1998. Accordingly, gross margin for the comparative periods decreased by $5,621.

                  Total expenses decreased by $630,757 (from $819,942 at June 30, 1997 to $189,186 at June 30, 1998) while the single largest item of operating expenses continued to be represented by "general and administrative" expenses, which represented approximately 75% of all operating expenses for the three month period ended June 30, 1998 and represented approximately 93% of all operating expenses for the three month period ended June 30, 1997. Depreciation and amortization expenses for the three month period ended June 30, 1998 represented approximately 12% of total operating expenses as compared to approximately 3% of total operating expenses for the comparative three month period ended June 30, 1997. Rental expenses for the three month period ended June 30, 1998 represented approximately 11% of total operating expenses as compared to approximately 3% for the comparative three month period ended June 30,1997. Primarily as a result of the above, net losses decreased from $(825,925) for the three month period ended June 30, 1997 to $(221,581) for the three month period ended June 30, 1998; a decrease in losses of $604,344.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 AND JUNE 30, 1997:

                  Sales for the six month period ended June 30, 1998 were $41,214 as compared to sales of $165,297 for the comparative six month period ended June 30, 1997, while cost of sales decreased from the comparative six month period ended June 30, 1997 from $117,216 to $30,688 resulting in a gross margin for the six month period ended June 30, 1997 of $48,081 as compared to $15,526 for the comparative six month period ended June 30, 1998. Accordingly, gross margin for the comparative periods decreased by $32,555.

                  Total expenses decreased by $657,784 (from $1,049,456 at June 30, 1997 to $391,672 at June 30, 1998) while the single largest item of operating expenses continued to be represented by "general and administrative" expenses, which represented approximately 78% of all operating expenses for the six month period ended June 30, 1998 and represented approximately 90% of all operating expenses for the six month period ended June 30, 1997. Depreciation and amortization expenses for the six month period ended June 30, 1998 represented approximately 12% of total operating expenses as compared to approximately 4% of total operating expenses for the comparative six month period ended June 30, 1997. Rental expenses for the six month period ended June 30, 1998 represented approximately 10% of total operating expenses as compared to approximately 4% for the comparative six month period ended June 30,1997. Primarily as a result of the above, net losses decreased from $(1,061,196) for the six month period ended June 30, 1997 to $(442,076) for the six month period ended June 30, 1998; a decrease in losses of $619,120.

                  Additionally, net loss from inception in October of 1988 through June 30, 1998 amounted to $(11,875,578).

CONSOLIDATED BALANCE SHEETS:

                  Total assets of the Company at June 30, 1998 and calendar year ended December 31, 1997 were $1,958,560 and $2,086,700 respectively, a decrease of $128,140, with total current assets increasing from $181,946 at December 31, 1997 to $186,347 at June 30, 1998 - an increase of $4,401. The principal reason for the decrease in total assets (referred to above) resulted from a $71,961 decrease in "investment in joint venture". Investment in joint venture and patents/intellectual property accounted for 39% and 34% respectively of total assets as at June 30, 1998 as compared to approximately 40% and 33% as at December 31, 1997.

                  Total current liabilities of the Company at June 30, 1998 and calendar year ended December 31, 1997 were $835,755 and $549,322 respectively, an increase of $286,433, principally due to an increase of $185,000 in notes payable, current portion. Total liabilities as at June 30, 1998 amounted to $957,786 as compared to $656,583 at December 31, 1997.

                  The Company's working capital deficit as at June 30, 1998 was $(649,408) as compared to a working capital deficit of $(367,376) at December 31, 1997.

                  As at June 30, 1998 the Company's deficit accumulated during development stage increased to $(11,875,578) as compared to $(11,433,502) as at December 31, 1997 (reflecting the aforesaid net loss of $442,076 incurred during the six month period ended June 30,1998). Total stockholders' equity at June 30, 1998 decreased by $400,587 from $1,336,480 at December 31, 1997 to $935,893 at
June 30, 1998.

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

                  Reference is also made to Note 3 to March 31, 1998 financial statements regarding notes payable aggregating $250,000 which notes payable primarily represent loans made and/or debt financing.

                  During the second quarter of 1998 the Company did not engage in any form of equity and/or debt financing and, accordingly, found it to be quite difficult to meet ongoing cash requirements.

                  The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1997 indicate (in Note 9 thereto) certain factors which create an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained significant operating losses while not having had a proven source of revenues. Notwithstanding the concerns expressed by the Company's auditors in such Note 9 as well as in their report dated April 9, 1998 accompanying such consolidated financial statements and the loss most recently incurred during the calendar year December 31, 1997 of $1,708,905 (and the further loss of $442,076 during the first two quarters of 1998), Company management nevertheless maintains the hope that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing if necessary and/or (b) that its operations (through activities of its joint venture and/or operating subsidiaries) will improve sufficiently so as to eventually generate sufficient revenues so as to justify anticipated and on-going expenditures. No assurance can, however, be given that such will be the case especially in view of the fact, as aforesaid, that the Company was unable to raise additional capital during the second quarter of 1998.

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




                                                  ABS GROUP INC.


                                                      /Emanuel A. Floor/
                                                  By ___________________________

                                                     Emanuel A. Floor, President

Dated: August 19, 1998